Form 10-Q
period 2017-06-30
Yuma Energy, Inc.
filed 2017-08-14
CIK 1672326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 14, 2017, 12,559,608 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$543,095	$3,625,686
Accounts receivable, net of allowance for doubtful accounts:
Trade	4,330,227	4,827,798
Officers and employees	42,955	68,014
Other	1,851,776	1,757,337
Commodity derivative instruments	1,506,706	-
Prepayments	541,965	1,063,418
Other deferred charges	330,022	284,305

Total current assets	9,146,746	11,626,558

OIL AND GAS PROPERTIES (full cost method):
Proved properties	486,055,239	488,723,905
Unproved properties - not subject to amortization	5,585,387	3,656,989

	491,640,626	492,380,894
Less: accumulated depreciation, depletion and amortization	(416,195,279)	(410,440,433)

Net oil and gas properties	75,445,347	81,940,461

OTHER PROPERTY AND EQUIPMENT:
Land, buildings and improvements	1,600,000	1,600,000
Other property and equipment	2,842,140	7,136,530
	4,442,140	8,736,530
Less: accumulated depreciation and amortization	(1,329,082)	(5,349,145)

Net other property and equipment	3,113,058	3,387,385

OTHER ASSETS AND DEFERRED CHARGES:
Commodity derivative instruments	1,081,480	-
Deposits	467,592	467,306
Other noncurrent assets	435,810	517,201

Total other assets and deferred charges	1,984,882	984,507

TOTAL ASSETS	$89,690,033	$97,938,911

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS– CONTINUED
(Unaudited)

	June 30,	December 31,
	2017	2016

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$86,558	$599,341
Accounts payable, principally trade	10,782,653	11,009,631
Commodity derivative instruments	-	1,340,451
Asset retirement obligations	388,643	376,735
Other accrued liabilities	2,449,304	2,572,680

Total current liabilities	13,707,158	15,898,838

LONG-TERM DEBT	32,000,000	39,500,000

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	9,639,787	9,819,648
Commodity derivative instruments	-	1,215,551
Employee stock awards	30,430	-

Total other noncurrent liabilities	9,670,217	11,035,199

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Series D convertible preferred stock
($0.001 par value, 7,000,000 authorized, 1,838,927 issued as of June 30, 2017 and 1,776,718 issued as of December 31, 2016, $11.07 per share liquidation
preference)	1,839	1,777
Common stock
($0.001 par value, 100 million shares authorized, 12,558,891 issued as of
June 30, 2017 and 12,201,884 issued as of December 31, 2016)	12,559	12,202
Additional paid-in capital	44,958,379	43,877,563
Treasury stock at cost (11,900 shares as of June 30, 2017 and -0- shares as
of December 31, 2016)	(23,270)	-
Accumulated earnings (deficit)	(10,636,849)	(12,386,668)

Total equity	34,312,658	31,504,874

TOTAL LIABILITIES AND EQUITY	$89,690,033	$97,938,911

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES:
Sales of natural gas and crude oil	$6,554,704	$3,351,956	$13,699,128	$5,530,888

EXPENSES:
Lease operating and production costs	3,059,124	1,091,079	5,720,388	2,077,776
General and administrative – stock-based
compensation	385,097	1,087,471	436,832	1,284,395
General and administrative – other	1,906,629	4,270,733	4,082,631	6,436,247
Depreciation, depletion and amortization	2,763,444	2,044,105	5,904,384	3,832,330
Asset retirement obligation accretion expense	141,454	55,016	280,023	107,075
Impairment of oil and gas properties	-	7,700,296	-	17,548,183
Bad debt expense	73,513	12,562	73,513	15,750
Total expenses	8,329,261	16,261,262	16,497,771	31,301,756

LOSS FROM OPERATIONS	(1,774,557)	(12,909,306)	(2,798,643)	(25,770,868)

OTHER INCOME (EXPENSE):
Net gains (losses) from commodity derivatives	2,138,080	(745,652)	5,694,863	(289,338)
Interest expense	(482,285)	(71,130)	(978,376)	(113,838)
Gain (loss) on other property and equipment	(70,874)	-	484,768	-
Other, net	5,659	13,465	42,067	13,465
Total other income (expense)	1,590,580	(803,317)	5,243,322	(389,711)

INCOME (LOSS) BEFORE INCOME TAXES	(183,977)	(13,712,623)	2,444,679	(26,160,579)

Income tax expense (benefit)	(20,581)	(29,371)	5,950	(26,769)

NET INCOME (LOSS)	(163,396)	(13,683,252)	2,438,729	(26,133,810)

PREFERRED STOCK:
Dividends paid in kind	349,300	325,869	688,910	646,148

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(512,696)	$(14,009,121)	$1,749,819	$(26,779,958)

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.04)	$(1.88)	$0.14	$(3.60)
Diluted	$(0.04)	$(1.88)	$0.14	$(3.60)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	12,235,286	7,442,381	12,223,337	7,448,222
Diluted	12,235,286	7,442,381	12,407,996	7,448,222

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
December 31, 2016	1,776,718	$1,777	12,201,884	$12,202	$43,877,563	$-	$(12,386,668)	$31,504,874
Net income	-	-	-	-	-	-	2,438,729	2,438,729
Payment of Series "D" dividends in kind	62,209	62	-	-	688,848	-	(688,910)	-
Stock awards vested	-	-	29,729	30	(30)	-	-	-
Restricted stock awards issued	-	-	329,491	329	(329)	-	-	-
Restricted stock awards forfeited	-	-	(2,213)	(2)	2	-	-	-
Amortization of stock-based compensation	-	-	-	-	392,325	-	-	392,325
Treasury stock - surrendered to settle
employee tax liabilities	-	-	-	-	-	(23,270)	-	(23,270)
June 30, 2017	1,838,927	$1,839	12,558,891	$12,559	$44,958,379	$(23,270)	$(10,636,849)	$34,312,658

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net cash provided by (used in)
operating activities:
Net income (loss)	$2,438,729	$(26,133,810)
Depreciation, depletion and amortization of property and equipment	5,904,384	3,832,330
Impairment of oil and gas properties	-	17,548,183
Amortization of debt issuance costs	172,826	-
Net deferred income tax benefit	-	(26,769)
Stock-based compensation expense	436,832	1,284,395
Settlement of asset retirement obligations	(227,346)	(17,890)
Accretion of asset retirement obligation	280,023	107,075
Bad debt expense	73,513	15,750
Net (gains) losses from commodity derivatives	(5,694,863)	289,338
Gain on sales of fixed assets	(556,141)	-
Loss on write-off of abandoned facilities	71,373	-
Gain on write-off of liabilities net of assets	(34,835)	-
Changes in assets and liabilities:
Decrease in accounts receivable	426,945	1,273,576
(Increase) decrease in prepaids, deposits and other assets	521,167	269,522
(Decrease) increase in accounts payable and other current and
non-current liabilities	(923,200)	(884,576)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,889,407	(2,442,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(4,526,587)	(8,858,743)
Proceeds from sale of oil and gas properties	5,400,563	-
Proceeds from sale of other fixed assets	641,556	-
Derivative settlements	550,675	1,059,900

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,066,207	(7,798,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	9,000,000
Net repayments on the senior credit facility	(7,500,000)	-
Repayments of borrowings - insurance financing	(512,783)	-
Debt issuance costs	(2,152)	-
Treasury stock repurchases	(23,270)	(389,740)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,038,205)	8,610,260

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,082,591)	(1,631,459)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,625,686	4,064,094

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$543,095	$2,432,635

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$811,042	$113,838
Income tax payments	$-	$-
Supplemental disclosure of significant non-cash activity:
(Increase) decrease in capital expenditures financed by accounts payable	$(386,337)	$441,393

The accompanying notes are an integral part of these financial statements.

YUMA ENERGY, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Basis of Presentation

Organization

Yuma Energy, Inc., a Delaware corporation (“Yuma” and collectively with its subsidiaries, the “Company”), is an independent Houston-based exploration and production company focused on acquiring, developing and exploring for conventional and unconventional oil and natural gas resources. Historically, the Company’s operations have focused on onshore properties located in central and southern Louisiana and southeastern Texas where it has a long history of exploration and development activity, and more recently, the Company has entered the Permian Basin. In addition, the Company has non-operated positions in the East Texas Woodbine and the Bakken Shale in North Dakota, and operated positions in Kern County, California.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with Article 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016; the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; the Consolidated Statement of Changes in Equity for the six months ended June 30, 2017; and the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016. The Company’s Consolidated Balance Sheet at December 31, 2016 is derived from the audited consolidated financial statements of the Company at that date.

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

When required for comparability, reclassifications are made to the prior period financial statements to conform to the current year presentation. Reclassifications include moving COPAS overhead recoveries from lease operating expenses to general and administrative expenses, moving certain other revenue to offset lease operating expense, moving commodity derivative gains (losses) from expenses to other income (expense), moving regulatory interest from general and administrative to interest expense, and moving gain (loss) on other property and equipment from operating expenses to other income (expense).

NOTE 2 – Changes in Accounting Principles

Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The purpose of this update is to provide clarity as to which modifications of awards require modification accounting under Topic 718, whereas previously issued guidance frequently resulted in varying interpretations and a diversity of practice. An entity should employ modification accounting unless the following are met: (1) the fair value of the award is the same immediately before and after the award is modified; (2) the vesting conditions are the same under both the modified award and the original award; and (3) the classification of the modified award is the same as the original award, either equity or liability. Regardless of whether modification accounting is utilized, award disclosure requirements under Topic 718 remain unchanged. ASU 2017-09 will be effective for annual or any interim periods beginning after December 15, 2017. The Company does not believe adoption of ASU 2017-09 will have a material impact on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous GAAP. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact, if any, of adopting this standard on its Consolidated Financial Statements.

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

Recently adopted

The FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company adopted this ASU on January 1, 2017, and expects that the adoption of this ASU could have a material impact on future consolidated financial statements as future oil and gas asset acquisitions may not be considered businesses.

The FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted this ASU on January 1, 2017, and does not expect the adoption of this standard to have a material impact on the Company’s future consolidated financial statements.

The FASB issued ASU 2014-15, “Presentation of Financial Instruments – Going Concern,” which requires management of an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update is effective for annual periods ending after December 15, 2016. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – Asset Impairments

The Company’s oil and natural gas properties are accounted for using the full cost method of accounting, under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized. These capitalized costs (net of accumulated DD&A and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, prices used are the 12 month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. The Company’s second quarter of 2017 full cost ceiling calculation was prepared by the Company using (i) $48.95 per barrel for oil, and (ii) $3.01 per MMBTU for natural gas as of June 30, 2017. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the three month periods ended June 30, 2017 and 2016, the Company recorded full cost ceiling impairments after income taxes of $-0- and $7.7 million, respectively. During the six month periods ended June 30, 2017 and 2016, the Company recorded full cost ceiling impairments after income taxes of $-0- and $17.5 million, respectively.

NOTE 4 – Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) associated with the future plugging and abandonment of oil and natural gas properties and related facilities. The accretion of the ARO is included in the Consolidated Statements of Operations. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives and the discount rate.

The following table summarizes the Company’s ARO transactions recorded during the six months ended June 30, 2017 in accordance with the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations”:

Six Months Ended
June 30, 2017
Asset retirement obligations at December 31, 2016	$10,196,383
Liabilities incurred	-
Liabilities settled	(99,594)
Liabilities sold	(418,527)
Accretion expense	280,023
Revisions in estimated cash flows	70,145

Asset retirement obligations at June 30, 2017	$10,028,430

Based on expected timing of settlements, $388,643 of the ARO is classified as current at June 30, 2017.

NOTE 5 – Fair Value Measurements

Certain financial instruments are reported at fair value on the Company’s Consolidated Balance Sheets. Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants, i.e., an exit price. To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels. The Company uses a market valuation approach based on available inputs and the following methods and assumptions to measure the fair values of its assets and liabilities, which may or may not be observable in the market.

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

	Fair value measurements at June 30, 2017
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity derivatives – oil	$-	$2,585,652	$-	$2,585,652
Commodity derivatives – gas	-	2,534	-	2,534
Total assets	$-	$2,588,186	$-	$2,588,186

	Fair value measurements at December 31, 2016
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Commodity derivatives – oil	$-	$956,997	$-	$956,997
Commodity derivatives – gas	-	1,599,005	-	1,599,005
Total liabilities	$-	$2,556,002	$-	$2,556,002

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

Asset Retirement Obligations – The Company estimates the fair value of AROs upon initial recording based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates (see Note 4 – Asset Retirement Obligations). Therefore, the Company has designated these liabilities as Level 3.

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

Counterparty Credit Risk – Commodity derivative instruments expose the Company to counterparty credit risk. The Company’s commodity derivative instruments are with Société Générale (“SocGen”) and BP Energy Company. Commodity derivative contracts are executed under master agreements which allow the Company, in the event of default, to elect early termination of all contracts. If the Company chooses to elect early termination, all asset and liability positions would be netted and settled at the time of election.

Commodity derivative instruments open as of June 30, 2017 are provided below. Natural gas prices are New York Mercantile Exchange (“NYMEX”) Henry Hub prices, and crude oil prices are NYMEX West Texas Intermediate (“WTI”).

	2017	2018	2019
	Settlement	Settlement	Settlement
NATURAL GAS (MMBtu):
Swaps
Volume	1,098,912	1,725,133	373,906
Price	$3.13	$3.00	$3.00

3-way collars
Volume	85,806	-	-
Ceiling sold price (call)	$3.39	-	-
Floor purchased price (put)	$3.03	-	-
Floor sold price (short put)	$2.47	-	-

CRUDE OIL (Bbls):
Swaps
Volume	67,191	195,152	156,320
Price	$52.24	$53.17	$53.77

3-way collars
Volume	54,289	-	-
Ceiling sold price (call)	$77.00	-	-
Floor purchased price (put)	$60.00	-	-
Floor sold price (short put)	$45.00	-	-

Derivatives for each commodity are netted on the Consolidated Balance Sheets. The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of
	June 30, 2017	December 31, 2016
Asset commodity derivatives:
Current assets	$1,793,070	$734,464
Noncurrent assets	1,121,217	54,380
	2,914,287	788,844

Liability commodity derivatives:
Current liabilities	(286,364)	(2,074,915)
Noncurrent liabilities	(39,737)	(1,269,931)
	(326,101)	(3,344,846)

Total commodity derivative instruments	$2,588,186	$(2,556,002)

Net gains (losses) from commodity derivatives on the Consolidated Statements of Operations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Derivative settlements	$451,975	$524,412	$550,675	$1,059,900
Mark to market on commodity derivatives	1,686,105	(1,270,064)	5,144,188	(1,349,238)
Net gains (losses) from commodity derivatives	$2,138,080	$(745,652)	$5,694,863	$(289,338)

NOTE 7 – Preferred Stock

The Company issued an aggregate of 1,754,179 shares of Series D Preferred Stock as part of the completion of the Davis Merger to former holders of Series A Preferred Stock, which is convertible into shares of the Company’s common stock. Each share of Series D Preferred Stock is convertible into a number of shares of common stock determined by dividing the original issue price, which was $11.0741176, by the conversion price, which is currently $11.0741176. The conversion price is subject to adjustment for stock splits, stock dividends, reclassification, and certain issuances of common stock for less than the conversion price. As of June 30, 2017, the Series D Preferred Stock had a liquidation preference of approximately $20.4 million and a conversion rate of $11.0741176 per share. The Series D Preferred Stock provides for cumulative dividends of 7.0% per annum, payable in-kind. The Company issued 62,209 shares of Series D Preferred Stock as in-kind dividends for the six months ended June 30, 2017. The Company does not have any dividends in arrears at June 30, 2017.

NOTE 8 – Stock-Based Compensation

2014 Long-Term Incentive Plan

On October 26, 2016, Yuma assumed the Yuma California 2014 Long-Term Incentive Plan (the “2014 Plan”), which was approved by the shareholders of Yuma California. The shareholders of Yuma California originally approved the 2014 Plan at the special meeting of shareholders on September 10, 2014 and the subsequent amendment to the 2014 Plan at the special meeting of shareholders on October 26, 2016. Under the 2014 Plan, Yuma may grant stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units, performance bonuses, stock awards and other incentive awards to employees of Yuma and its subsidiaries and affiliates. Yuma may also grant nonqualified stock options, RSAs, RSUs, SARs, performance units, stock awards and other incentive awards to any persons rendering consulting or advisory services and non-employee directors of Yuma and its subsidiaries, subject to the conditions set forth in the 2014 Plan. Generally, all classes of Yuma’s employees are eligible to participate in the 2014 Plan.

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

At June 30, 2017, 942,816 shares of the 2,495,000 shares of common stock originally authorized under active share-based compensation plans remained available for future issuance. Yuma generally issues new shares to satisfy awards under employee share-based payment plans. The number of shares available is reduced by awards granted.

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. The guidance requires that all stock-based payments to employees and directors, including grants of RSUs, be recognized over the requisite service period in the financial statements based on their fair values.

RSAs, SARs and Stock Options granted to officers and employees generally vest in one-third increments over a three-year period, or with three year cliff vestings, and are contingent on the recipient’s continued employment. RSAs granted to directors generally vest in quarterly increments over a one-year period.

Equity Based Awards – During the three months ended June 30, 2017, the Company granted 329,491 RSAs, along with 893,617 Stock Options which had an exercise price of $2.56.

Liability Based Awards – During the three months ended June 30, 2017, the Company granted 1,623,371 SARs which are liability based, and will be settled in cash. The exercise price for the SARs was $4.40.

Total share-based compensation expenses recognized for the three months ended June 30, 2017 and 2016 were $385,097 (none capitalized) and $1,087,471 (net of capitalized amount of $1,715,810), respectively. For the six months ended June 30, 2017 and 2016, total share-based compensation expenses recognized were $436,832 (none capitalized) and $1,284,395 (net of capitalized amount of $1,715,810), respectively.

NOTE 9 – Earnings Per Common Share

Earnings per common share – Basic is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Earnings per common share – Diluted assumes the conversion of all potentially dilutive securities, and is calculated by dividing net income (loss) attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Earnings per common share – Diluted considers the impact of potentially dilutive securities except in periods where their inclusion would have an anti-dilutive effect. Equity, including the average number of shares of common stock and per share amounts, has been retroactively restated to reflect the Davis Merger.

A reconciliation of earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss) attributable to common stockholders	$(512,696)	$(14,009,121)	$1,749,819	$(26,779,958)

Weighted average common shares outstanding
Basic	12,235,286	7,442,381	12,223,337	7,448,222
Add potentially dilutive securities:
Unvested restricted stock awards	-	-	184,659	-
Stock appreciation rights	-	-	-	-
Stock options	-	-	-	-
Series A preferred stock	-	-	-	-
Series D preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	12,235,286	7,442,381	12,407,996	7,448,222

Net income (loss) per common share:
Basic	$(0.04)	$(1.88)	$0.14	$(3.60)
Diluted	$(0.04)	$(1.88)	$0.14	$(3.60)

NOTE 10 – Debt and Interest Expense

Long-term debt consisted of the following:

	June 30,	December 31,
	2017	2016

Senior credit facility	$32,000,000	$39,500,000
Installment loan due 7/15/17 originating from the financing of
insurance premiums at 4.38% interest rate	86,558	599,341
Total debt	32,086,558	40,099,341
Less: current maturities	(86,558)	(599,341)
Total long-term debt	$32,000,000	$39,500,000

Senior Credit Facility

In connection with the closing of the Davis Merger on October 26, 2016, Yuma and three of its subsidiaries, as the co-borrowers, entered into a credit agreement providing for a $75.0 million three-year senior secured revolving credit facility (the “Credit Agreement”) with SocGen, as administrative agent, SG Americas Securities, LLC (“SG Americas”), as lead arranger and bookrunner, and the Lenders signatory thereto (collectively with SocGen, the “Lender”).

The borrowing base of the credit facility was reaffirmed on May 19, 2017 at $44.0 million and subsequently reduced by $3.5 million to $40.5 million after the Company completed the sale of certain oil and gas properties for $5.5 million (prior to purchase price adjustments). The borrowing base is generally subject to redetermination on April 1st and October 1st of each year, but the next redetermination is scheduled for September 15, 2017, as well as special redeterminations described in the Credit Agreement. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at June 30, 2017 was 4.98% and was based on LIBOR. Principal amounts outstanding under the credit facility are due and payable in full at maturity on October 26, 2019. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year of the unutilized portion of the borrowing base in effect from time to time. The Company is also required to pay customary letter of credit fees.

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

In addition, the Credit Agreement requires the Company to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0, a ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses (“EBITDAX”) ratio of not greater than 3.5 to 1.0, a ratio of EBITDAX to interest expense for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination to be not less than 2.75 to 1.0, and cash and cash equivalent investments together with borrowing availability under the Credit Agreement of at least $4.0 million. For fiscal quarters ending prior to and not including the fiscal quarter ending December 31, 2017, EBITDAX will be calculated using an annualized EBITDAX and interest expense will be calculated using an annualized interest expense. Annualized EBITDAX for the four-fiscal quarter period ending June 30, 2017 will be deemed to equal EBITDAX for the three-fiscal quarter period comprising the fiscal quarter ending December 31, 2016, the fiscal quarter ending March 31, 2017 and the fiscal quarter ending June 30, 2017, multiplied by four-thirds (4/3). Annualized interest expense for the four-fiscal quarter period ending June 30, 2017 will be deemed to equal interest expense for the three-fiscal quarter period comprising the fiscal quarter ending December 31, 2016, the fiscal quarter ending March 31, 2017 and the fiscal quarter ending June 30, 2017, multiplied by four-thirds (4/3). The Credit Agreement contains customary affirmative covenants and defines events of default for credit facilities of this type, including failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and a change of control. Upon the occurrence and continuance of an event of default, the Lender has the right to accelerate repayment of the loans and exercise its remedies with respect to the collateral. As of June 30, 2017 and December 31, 2016, the Company was in compliance with the covenants under the Credit Agreement.

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

NOTE 12 – Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2017 and 2016 was 11.19% and 0.21%, respectively. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 11.19% for the three months ended June 30, 2017 is primarily related to the valuation allowance on the deferred tax assets and state income taxes. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 0.21% for the three months ended June 30, 2016 is primarily related to the full valuation allowance against its Federal and Louisiana net deferred tax assets.

The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 0.24% and 0.10%, respectively. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 0.24% for the six months ended June 30, 2017 is primarily related to the valuation allowance on the deferred tax assets. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 0.10% for the six months ended June 30, 2016 is primarily related to the full valuation allowance against its Federal and Louisiana net deferred tax assets.

As of June 30, 2017, the Company had federal and state net operating loss carryforwards of approximately $130.1 million which expire between 2022 and 2037. Of this amount, approximately $61.3 million is subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, which could result in some amounts expiring prior to being utilized. Realization of a deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.

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

NOTE 13 – Oil and Gas Asset Sales

On May 23, 2017, the Company announced the sale of certain oil and natural gas properties for $5.5 million (prior to purchase price adjustments) located in Brazos County, Texas held by a wholly owned subsidiary and known as the El Halcón property. The Company’s El Halcón property consisted of an average working interest of approximately 10% (1,557 net acres) producing approximately 140 Boe/d net from 50 Eagle Ford wells and one Austin Chalk well.

NOTE 14 – Commitments and Contingencies

Joint Development Agreement

On March 27, 2017, the Company entered into a Joint Development Agreement (“JDA”) with two privately held companies, both unaffiliated entities, covering an area of approximately 52 square miles (33,280 acres) in Yoakum County, Texas. In connection with the JDA, the Company has acquired an 87.5% working interest in approximately 2,491 acres (2,180 net acres) as of June 30, 2017. As the operator of the property covered by the JDA, the Company is committed to spend an additional $1.5 million by March 2020. The Company intends to acquire additional leasehold acreage and begin drilling its first joint venture well in 2017.

Throughput Commitment Agreement

On August 1, 2014, Crimson, as operator of the Company’s Chalktown properties, entered into a throughput commitment with ETC Texas Pipeline, Ltd. effective April 1, 2015 for a five year throughput commitment. In connection with the agreement, the operator and the Company failed to reach the volume commitments in year two, and the Company anticipates that a shortfall could exist through the expiration of the five year throughput commitment, which expires in March 2020. Accordingly, the Company is accruing the expected volume commitment shortfall amounts based on production to lease operating expense ("LOE") on a monthly basis. On a net basis, the Company anticipates accruing approximately $30,000 in LOE per month, which represents the maximum amounts that could be owed based upon the contract.

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

Ontiveros v. Pyramid Oil, LLC, Yuma Energy, Inc. et al.

In September 2015, a suit was filed against Yuma and Pyramid Oil LLC (“Pyramid”), a subsidiary of Yuma, styled Mark A. Ontiveros and Louise D. Ontiveros, Trustees of The Ontiveros Family Trust dated March 29, 2007 vs. Pyramid Oil, LLC, et al., Case Number 15CV02959 in the Superior Court of California, County of Santa Barbara, Cook Division.  This was described in Yuma’s Annual Report on Form 10-K for the year ended December 31, 2016. Pyramid and Texican entered into a Purchase, Sale, Settlement and Release Agreement dated April 26, 2017, wherein Pyramid and Texican settled their claims against each other and Pyramid sold all of its interest in the leases, wells, equipment, etc. to Texican. Pyramid retained certain P&A and clean-up obligations on the Ontiveros property.  The lawsuit with the Ontiveros family subsequently was dismissed.

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

Vintage Assets, Inc. v. Tennessee Gas Pipeline, L.L.C. et al.

On October 24, 2016, Texas Southeastern Gas Gathering Company ("TGG"), a subsidiary of Yuma, was named as a defendant in an action by Vintage Assets, Inc. in the United States District Court for the Eastern District of Louisiana. This was described in Yuma’s Annual Report on Form 10-K for the year ended December 31, 2016. Counsel for plaintiffs has been informed that TGG was dissolved and terminated as of 2011, and has been furnished with confirming documentation. Counsel for plaintiffs filed a motion for dismissal of the claims against TGG without prejudice which was granted by the Court on June 22, 2017.

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

Louisiana Severance Tax Audit

The State of Louisiana, Department of Revenue, notified Exploration that it was auditing Exploration’s calculation of its severance tax relating to Exploration’s production from November 2012 through March 2016. The audit relates to the Department of Revenue’s recent interpretation of long-standing oil purchase contracts to include a disallowable “transportation deduction,” and thus to assert that the severance tax paid on crude oil sold during the contract term was not properly calculated.  The Department of Revenue sent a proposed assessment in which they sought to impose $476,954 in additional state severance tax plus associated penalties and interest.   Exploration engaged legal counsel to protest the proposed assessment and request a hearing.  Exploration then entered a Joint Defense Group of operators challenging similar audit results.  Since the Joint Defense Group is challenging the same legal theory, the Board of Tax Appeals proposed to hear a motion brought by one of the taxpayers that would address the rule for all through a test case.  Exploration’s case has been stayed pending adjudication of the test case set for hearing on November 7, 2017.

Louisiana Department of Wildlife and Fisheries

The Company received notice from the Louisiana Department of Wildlife and Fisheries (“LDWF”) in July 2017 stating that Exploration has open Coastal Use Permits (“CUPs”) located within the Louisiana Public Oyster Seed Grounds dating back from as early as November 1993 and through a period ending in November 2012.  The majority of the claims relate to permits that were filed from 2000 to 2005.  Pursuant to the conditions of each CUP, LDWF is alleging that damages were caused to the oyster seed grounds and that compensation of an amount of approximately $500,000 is owed by the Company.  The Company is currently evaluating the merits of the claim and is reviewing the LDWF analysis.

Miami Corporation – South Pecan Lake Field Area P&A

The Company, along with several other E&P companies in the chain of title, received letters from representatives of Miami Corporation demanding the performance of well P&A, facility removal and restoration obligations for wells in the South Pecan Lake Field Area, Cameron Parish, Louisiana. The Company is currently evaluating the merits of the claim.

NOTE 15 – Subsequent Events

The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as already recognized or disclosed in the Company’s filings with the SEC.

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

Overview

Yuma Energy, Inc., a Delaware corporation (“Yuma” and collectively with its subsidiaries, the “Company”), is an independent Houston-based exploration and production company focused on acquiring, developing and exploring for conventional and unconventional oil and natural gas resources. Historically, our operations have focused on onshore properties located in central and southern Louisiana and southeastern Texas where we have a long history of developing, drilling and producing both oil and natural gas assets and more recently, we have entered the Permian Basin. In addition, we have non-operated positions in the East Texas Woodbine and the Bakken Shale in North Dakota, and operated positions in Kern County, California. Our common stock is listed on the NYSE American under the trading symbol “YUMA.”

Entry into the Permian Basin

We recently entered into the Permian Basin through a joint venture with two privately held energy companies whereby we have established an Area of Mutual Interest (“AMI”) covering approximately 33,280 acres in Yoakum County, Texas, located in the Northwest Shelf of the Permian Basin. The primary target within the AMI will be the San Andres formation, which has been one of the largest producing formations in Texas to date. As of June 30, 2017, we held an 87.5% working interest in approximately 2,491 acres (2,180 net acres) within the AMI and intend to apply horizontal drilling technology to the San Andres formation which we believe will result in increased reserves and production on a per well basis. This activity is commonly referred to as Horizontal San Andres Play, and in certain areas, referred to as a Residual Oil Zone Play due to the presence of residual oil zone fairways with substantial recoverable hydrocarbon resources in place. Currently, we are the operator of the joint venture and intend to acquire additional leases offsetting existing acreage. We intend to spud our first joint venture well in 2017, as well as acquire additional acreage within the AMI.

Sale of Certain Non-Core Oil and Gas Properties

On May 23, 2017, we announced the sale of certain oil and natural gas properties for $5.5 million (prior to purchase price adjustments) located in Brazos County, Texas held by a wholly owned subsidiary and known as the El Halcón property. Our El Halcón property consisted of an average working interest of approximately 10% (1,557 net acres) producing approximately 140 Boe/d net from 50 Eagle Ford wells and one Austin Chalk well.

Reincorporation and Davis Merger

On October 26, 2016, Yuma Energy, Inc., a California corporation (“Yuma California”), merged with and into Yuma resulting in the reincorporation from California to Delaware (the “Reincorporation Merger”). In connection with the Reincorporation Merger, Yuma California converted each outstanding share of its 9.25% Series A Cumulative Redeemable Preferred Stock (the “Yuma California Series A Preferred Stock”), into 35 shares of its common stock (the “Yuma California Common Stock”), and then each share of Yuma California Common Stock was exchanged for one-twentieth of one share of common stock of Yuma (the “common stock”). Immediately after the Reincorporation Merger on October 26, 2016, a wholly owned subsidiary of Yuma merged (the “Davis Merger”) with and into Davis Petroleum Acquisition Corp., a Delaware corporation (“Davis”), in exchange for approximately 7,455,000 shares of common stock and 1,754,179 shares of Series D Convertible preferred stock (the “Series D preferred stock”). The Series D preferred stock had an aggregate liquidation preference of approximately $19.4 million and a conversion rate of $11.0741176 per share at the closing of the Davis Merger, and will be paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum. As a result of the Davis Merger, the former holders of Davis common stock received approximately 61.1% of the then outstanding common stock of Yuma and thus acquired voting control. Although Yuma was the legal acquirer, for financial reporting purposes the Davis Merger was accounted for as a reverse acquisition of Yuma by Davis.

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

Results of Operations

Production

The following table presents the net quantities of oil, natural gas and natural gas liquids produced and sold by us for the three and six months ended June 30, 2017 and 2016, and the average sales price per unit sold.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production volumes:
Crude oil and condensate (Bbls)	66,242	39,297	142,640	74,015
Natural gas (Mcf)	786,111	646,020	1,685,538	1,046,385
Natural gas liquids (Bbls)	35,092	20,117	68,566	50,379
Total (Boe) (1)	232,353	167,084	492,129	298,792
Average prices realized:
Crude oil and condensate (per Bbl)	$47.14	$44.07	$48.65	$37.45
Natural gas (per Mcf)	$3.29	$1.95	$3.05	$1.96
Natural gas liquids (per Bbl)	$24.05	$17.87	$23.61	$14.16

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

Revenues

The following table presents our revenues for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales of natural gas and crude oil:
Crude oil and condensate	$3,122,848	$1,731,952	$6,938,780	$2,771,640
Natural gas	2,587,968	1,260,500	5,141,410	2,046,110
Natural gas liquids	843,888	359,504	1,618,938	713,138
Total revenues	$6,554,704	$3,351,956	$13,699,128	$5,530,888

Sale of Crude Oil and Condensate

Crude oil and condensate are sold through month-to-month evergreen contracts. The price for Louisiana production is tied to an index or a weighted monthly average of posted prices with certain adjustments for gravity, Basic Sediment and Water (“BS&W”) and transportation. Generally, the index or posting is based on customary industry spot prices. Pricing for our California properties is based on an average of specified posted prices, adjusted for gravity and transportation.

Crude oil volumes were 26,945 barrels, or 68.6%, higher for the three months ended June 30, 2017 compared to crude oil volumes sold during the three months ended June 30, 2016, due primarily to the Davis Merger, as Yuma California’s properties from prior to the merger contributed 44,971 barrels of oil to the June 30, 2017 total sales volumes. Offsetting this increase were decreases in the Cameron Canal field (8,909 barrels) and El Halcón field (6,653 barrels), which was divested during the quarter. Realized crude oil prices experienced a 7.0% increase from the three months ended June 30, 2016 compared to the three months ended June 30, 2017.

Crude oil volumes increased by 68,625 barrels, or 92.7%, for the six months ended June 30, 2017 compared to the same period in 2016, due primarily to the Davis Merger, as Yuma California’s properties from prior to the merger contributed 91,931 barrels of oil to the period’s total sales volumes. Offsetting this increase were decreases in the El Halcón field (10,828 barrels) and the Chalktown field (7,911 barrels). Realized crude oil prices experienced a 29.9% increase from the six months ended June 30, 2016 compared to the six months ended June 30, 2017.

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

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, we experienced a 140,091 Mcf, or 21.7%, increase in natural gas volumes sold and an increase in natural gas liquids sold of 14,975 barrels, or 74.4%. The increase was due primarily to the Davis Merger, as Yuma California’s properties contributed 336,319 Mcf to the June 30, 2017 total sales volumes, as well as an increase in the LacBlanc field (28,903 Mcf). Offsetting this increase were decreases in the Cameron Canal field (192,496 Mcf) and Chalktown field (28,773 Mcf). Realized natural gas prices experienced a 68.7% increase from the three months ended June 30, 2016 compared to the three months ended June 30, 2017.

For the six months ended June 30, 2017, natural gas volumes increased by 639,153 Mcf, or 61.1%, and natural gas liquids increased by 18,187 barrels, or 36.1%. The increase was due primarily to the Davis Merger, as Yuma California’s properties contributed 737,678 Mcf to the period’s total sales volumes. Offsetting this increase were decreases in the Chalktown field (63,608 Mcf) and Cameron Canal field (34,951 Mcf). Realized natural gas prices experienced a 55.6% increase from the six months ended June 30, 2016 compared to the six months ended June 30, 2017.

Expenses

Lease Operating Expenses

Our lease operating expenses (“LOE”) and LOE per Boe for the three and six months ended June 30, 2017 and 2016, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Lease operating expenses	$1,844,896	$597,966	$3,542,804	$1,227,954
Severance, ad valorem taxes and
marketing	1,214,228	493,113	2,177,584	849,822
Total LOE	$3,059,124	$1,091,079	$5,720,388	$2,077,776

LOE per Boe	$13.17	$6.53	$11.62	$6.95
LOE per Boe without severance,
ad valorem taxes and marketing	$7.94	$3.58	$7.20	$4.11

LOE includes all costs incurred to operate wells and related facilities, both operated and non-operated. In addition to direct operating costs such as labor, repairs and maintenance, equipment rentals, materials and supplies, fuel and chemicals, LOE also includes severance taxes, product marketing and transportation fees, insurance, ad valorem taxes and operating agreement allocable overhead.

The 180.4% increase in total LOE for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to the Davis Merger, as Yuma California’s properties contributed $1,656,853 to the total LOE for the quarter. The LOE related to the Davis properties increased by $311,192, primarily due to the transportation and marketing charges for the Chalktown field. LOE per barrel of oil equivalent increased by 101.7% from the same period of the prior year generally due to Yuma California’s properties having higher per unit operating costs than the Davis properties.

For the six months ended June 30, 2017, total LOE increased by 175.3% compared to the same period in 2016. The increase was due to the Davis Merger, as Yuma California’s properties contributed $3,317,262 to the total LOE for the quarter. The LOE related to the Davis properties increased by $325,350 primarily due to the transportation and marketing charges for the Chalktown field. LOE per barrel of oil equivalent increased by 67.2% from the same period of the prior year generally due to Company properties having higher per unit operating costs than the Davis properties.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses for the three and six months ended June 30, 2017 and 2016, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative:
Stock-based compensation	$385,097	$2,803,281	$436,832	$3,000,205
Capitalized	-	(1,715,810)	-	(1,715,810)
Net stock-based compensation	385,097	1,087,471	436,832	1,284,395

Other	2,329,938	5,101,865	4,926,860	7,641,828
Capitalized	(423,309)	(831,132)	(844,229)	(1,205,581)
Net other	1,906,629	4,270,733	4,082,631	6,436,247

Net general and administrative expenses	$2,291,726	$5,358,204	$4,519,463	$7,720,642

G&A Other primarily consists of overhead expenses, employee remuneration and professional and consulting fees. We capitalize certain G&A expenditures when they satisfy the criteria for capitalization under GAAP as relating to oil and natural gas acquisition, exploration and development activities following the full cost method of accounting.

For the three months ended June 30, 2017, net G&A expenses of $2,291,726, were 57.2% lower than the amount for the same period in 2016. The decrease in G&A expenses was primarily attributed to a decrease in stock-based compensation of $702,374, a decrease in salaries and severance amounts of $2,172,507, and a decrease in other merger-related costs of $345,157, all associated with the 2016 Davis Merger.

For the six months ended June 30, 2017, net G&A expenses of $4,519,463 were 41.5% lower than the amount for the same period in 2016. This decrease was primarily due to a $847,563 decrease in stock-based compensation, a decrease in salaries and severance amounts of $1,821,857, and a decrease in other merger-related costs of $789,290, all associated with the 2016 Davis Merger.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) for oil and gas properties for the three and six months ended June 30, 2017 and 2016, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
DD&A	$2,763,444	$2,044,105	$5,904,384	$3,832,330

DD&A per Boe	$11.89	$12.23	$12.00	$12.83

DD&A increased by 35.2% and 54.1% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of the increase in the net quantities of crude oil and natural gas sold.

Impairment of Oil and Natural Gas Properties

We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment of $-0- and $7.7 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recorded a full cost ceiling test impairment of $-0- and $17.5 million. The impact of low commodity prices that adversely affected estimated proved reserve volumes and future estimated revenues was the primary contributor to the ceiling impairments. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

If prices remain at current levels, subject to numerous factors and inherent limitations, and all other factors remain constant, the Company does not expect to incur a non-cash full cost impairment during the third quarter of 2017. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. Our estimated third quarter 2017 full cost ceiling calculation has been prepared by substituting (i) $49.61 per barrel for oil, and (ii) $3.01 per MMBtu for natural gas for the expected realized prices as of September 30, 2017. The forecasted average realized price was based on the average realized price for sales of crude oil, natural gas liquids and natural gas on the first calendar day of each month for the first 11 months and an estimate for the twelfth month based on a quoted forward price. Changes to our reserves and future production were made due to changing the effective date of the evaluation from June 30, 2017 to September 30, 2017. All other inputs and assumptions have been held constant. Accordingly, this estimate accounts for the impact of more current commodity prices in the third quarter of 2017 utilized in our full cost ceiling calculation.

Interest Expense

Our interest expense for the three and six months ended June 30, 2017 and 2016, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$549,871	$71,130	$1,090,512	$113,838
Interest capitalized	(67,586)	-	(112,136)	-
Net	$482,285	$71,130	$978,376	$113,838

Bank debt	$32,000,000	$9,000,000	$32,000,000	$9,000,000

Interest expense (net of amounts capitalized) increased $411,155 and $864,538 for the three and six months ended June 30, 2017, respectively, over the same periods in 2016 as a result of higher borrowings following the Davis Merger on October 26, 2016.

For a more complete narrative of interest expense, and terms of our credit agreement, refer to Note 10 – Debt and Interest Expense in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

Income Tax Expense

The following summarizes our income tax expense (benefit) and effective tax rates for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income (loss)
before income taxes	$(183,977)	$(13,712,623)	$2,444,679	$(26,160,579)
Income tax expense (benefit)	$(20,581)	$(29,371)	$5,950	$(26,769)
Effective tax rate	11.19%	0.21%	0.24%	0.10%

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $2,889,407 for the six months ended June 30, 2017 compared to $2,442,876 in cash used during the same period in 2016. This increase was primarily caused by increased revenue as a result of higher sales volumes due to the Davis Merger and realized commodity prices, offset by increases in LOE. Funds were also used for changes in assets and liabilities including a decrease of $923,200 in accounts payable and other liabilities.

One of the primary sources of variability in our cash flows from operating activities is fluctuations in commodity prices, the impact of which we partially mitigate by entering into commodity derivatives. Sales volume changes also impact cash flow. Our cash flows from operating activities are also dependent on the costs related to continued operations.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, we had a total of $2,066,207 of cash provided by investing activities. Of that, $5,175,063 was related to proceeds from the sale of the El Halcón Field offset by $1,001,444 related to the SL 18090 #2 well to establish production from the SIPH-D1 zone and $744,401 spent on lease acquisition costs related to our Permian Basin acquisition. In addition, $844,229 was capitalized G&A related to land, geological and geophysical costs.

During the six months ended June 30, 2016, cash used in investing activities included $7,798,843 of capital expenditures, a majority of which were related to the drilling and completion of the EE Broussard #1.

Cash Flows from Financing Activities

We expect to finance future acquisition, development and exploration activities through available working capital, cash flows from operating activities, sale of non-strategic assets, and the possible issuance of additional equity/debt securities. In addition, we may slow or accelerate the development of our properties to more closely match our projected cash flows.

During the six months ended June 30, 2017, we had net cash used in financing activities of $8,038,205. Of that amount, $7,500,000 was used for repayments on our credit facility and $512,783 was used for payments on our insurance financing.

During the six months ended June 30, 2016, we had borrowing under our credit facility of $9,000,000.

At June 30, 2017, we had a $40.5 million borrowing base under our credit facility with $32.0 million advanced, leaving a borrowing capacity of $8.5 million.

Other than our credit facility, we had debt of $86,558 at June 30, 2017 from installment loans financing oil and natural gas property insurance premiums. We had a cash balance of $543,095 at June 30, 2017.

Credit Facility

In connection with the closing of the Davis Merger on October 26, 2016, Yuma and three of its subsidiaries, as the co-borrowers, entered into a credit agreement providing for a $75.0 million three-year senior secured revolving credit facility (the “Credit Agreement”) with SocGen, as administrative agent, SG Americas Securities, LLC (“SG Americas”), as lead arranger and bookrunner, and the Lenders signatory thereto (collectively with SocGen, the “Lender”).

The borrowing base of the credit facility was reaffirmed on May 19, 2017 at $44.0 million and subsequently reduced by $3.5 million to $40.5 million after we completed the sale of certain oil and gas properties for $5.5 million (prior to purchase price adjustments). The borrowing base is generally subject to redetermination on April 1st and October 1st of each year, but the next redetermination is scheduled for September 15, 2017, as well as special redeterminations described in the Credit Agreement. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at June 30, 2017 was 4.98% and was based on LIBOR. Principal amounts outstanding under the credit facility are due and payable in full at maturity on October 26, 2019. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year of the unutilized portion of the borrowing base in effect from time to time. We are also required to pay customary letter of credit fees.

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

In addition, the Credit Agreement requires us to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0, a ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses (“EBITDAX”) ratio of not greater than 3.5 to 1.0, a ratio of EBITDAX to interest expense for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination to be not less than 2.75 to 1.0, and cash and cash equivalent investments together with borrowing availability under the Credit Agreement of at least $4.0 million. For fiscal quarters ending prior to and not including the fiscal quarter ending December 31, 2017, EBITDAX will be calculated using an annualized EBITDAX and interest expense will be calculated using an annualized interest expense. Annualized EBITDAX for the four-fiscal quarter period ending June 30, 2017 will be deemed to equal EBITDAX for the three-fiscal quarter period comprising the fiscal quarter ending December 31, 2016, the fiscal quarter ending March 31, 2017 and the fiscal quarter ending June 30, 2017, multiplied by four-thirds (4/3). Annualized interest expense for the four-fiscal quarter period ending June 30, 2017 will be deemed to equal interest expense for the three-fiscal quarter period comprising the fiscal quarter ending December 31, 2016, the fiscal quarter ending March 31, 2017 and the fiscal quarter ending June 30, 2017, multiplied by four-thirds (4/3). The Credit Agreement contains customary affirmative covenants and defines events of default for credit facilities of this type, including failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and a change of control. Upon the occurrence and continuance of an event of default, the Lender has the right to accelerate repayment of the loans and exercise its remedies with respect to the collateral. As of June 30, 2017 and December 31, 2016, we were in compliance with the covenants under the Credit Agreement.

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

Fair Market Value of Commodity Derivatives

	June 30, 2017		December 31, 2016
	Oil	Natural Gas	Oil	Natural Gas
Assets
Current	$1,546,865	$(40,159)	$-	$-
Noncurrent	$1,038,787	$42,693	$-	$-

Liabilities
Current	$-	$-	$(24,140)	$(1,316,311)
Noncurrent	$-	$-	$(932,857)	$(282,694)

Assets and liabilities are netted within each commodity on the Consolidated Balance Sheets. For the balances without netting, refer to Note 6 – Commodity Derivative Instruments in Item 1 of this report.

The fair market value of our commodity derivative contracts in place at June 30, 2017 and December 31, 2016 were $2,588,186 and ($2,556,002), respectively.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017 our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations, or cash flows. See Note 14 – Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have arisen since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
	Purchased (1)	Per Share	Programs	Programs
April 2017	-	-	-	-
May 2017	10,791	$1.77	-	-
June 2017	-	-	-	-

(1)
All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

FOR

Form 10-Q for the quarter ended June 30, 2017.

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

YUMA ENERGY, INC.

	By:	/s/ Sam L. Banks
	Name:	Sam L. Banks
Date: August 14, 2017	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James J. Jacobs
Date: August 14, 2017	Name:	James J. Jacobs
	Title:	Chief Financial Officer (Principal Financial Officer)