Form 10-Q
period 2018-03-31
Yuma Energy, Inc.
filed 2018-05-11
CIK 1672326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-37932

Yuma Energy, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	94-0787340
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1177 West Loop South, Suite 1825 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

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

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At May 11, 2018, 23,230,169 shares of the registrant’s common stock, $0.001 par value per share, were outstanding

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “could,” “should,” “project,” “intends,” “plans,” “pursue,” “target,” “continue,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” or “potential,” the negative of such terms or variations thereon, or other comparable terminology. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2017, and other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

●
our ability to repay outstanding loans when due;

●
our limited liquidity gives substantial doubt about our ability to continue as a going concern and our ability to finance our exploration, acquisition and development strategies;

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

●
social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, and acts of terrorism or sabotage in other areas of the world;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$101,850	$137,363
Accounts receivable, net of allowance for doubtful accounts:
Trade	3,569,760	4,496,316
Officer and employees	-	53,979
Other	536,243	1,004,479
Prepayments	837,877	976,462
Other deferred charges	406,881	347,490

Total current assets	5,452,611	7,016,089

OIL AND GAS PROPERTIES (full cost method):
Proved properties	494,700,559	494,216,531
Unproved properties - not subject to amortization	9,127,056	6,794,372

	503,827,615	501,010,903
Less: accumulated depreciation, depletion and amortization	(423,342,487)	(421,165,400)

Net oil and gas properties	80,485,128	79,845,503

OTHER PROPERTY AND EQUIPMENT:
Land, buildings and improvements	1,600,000	1,600,000
Other property and equipment	2,845,459	2,845,459
	4,445,459	4,445,459
Less: accumulated depreciation and amortization	(1,449,769)	(1,409,535)

Net other property and equipment	2,995,690	3,035,924

OTHER ASSETS AND DEFERRED CHARGES:
Deposits	467,592	467,592
Other noncurrent assets	79,997	270,842

Total other assets and deferred charges	547,589	738,434

TOTAL ASSETS	$89,481,018	$90,635,950

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS– CONTINUED
(Unaudited)

	March 31,	December 31,
	2018	2017

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$27,424,499	$651,124
Accounts payable, principally trade	13,778,740	11,931,218
Commodity derivative instruments	1,476,071	903,003
Asset retirement obligations	88,721	277,355
Other accrued liabilities	1,765,817	2,295,438

Total current liabilities	44,533,848	16,058,138

LONG-TERM DEBT	-	27,700,000

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	10,352,150	10,189,058
Commodity derivative instruments	485,234	336,406
Deferred rent	281,852	290,566
Employee stock awards	239,095	191,110

Total other noncurrent liabilities	11,358,331	11,007,140

COMMITMENTS AND CONTINGENCIES (Notes 2 and 15)

EQUITY
Series D convertible preferred stock
($0.001 par value, 7,000,000 authorized, 1,937,262 issued and outstanding as of March 31, 2018, and 1,904,391 issued and outstanding as of
December 31, 2017)	1,937	1,904
Common stock
($0.001 par value, 100 million shares authorized, 23,230,169 outstanding as of
March 31, 2018 and 22,661,758 outstanding as of December 31, 2017)	23,230	22,662
Additional paid-in capital	56,728,467	55,064,685
Treasury stock at cost (369,238 shares as of March 31, 2018 and 13,343 shares
as of December 31, 2017)	(434,557)	(25,278)
Accumulated earnings (deficit)	(22,730,238)	(19,193,301)

Total equity	33,588,839	35,870,672

TOTAL LIABILITIES AND EQUITY	$89,481,018	$90,635,950

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES:
Sales of natural gas and crude oil	$5,645,536	$7,144,424

EXPENSES:
Lease operating and production costs	2,625,768	2,661,264
General and administrative – stock-based compensation	296,293	51,735
General and administrative – other	1,749,237	2,176,002
Depreciation, depletion and amortization	2,217,321	3,140,940
Asset retirement obligation accretion expense	142,940	138,569
Bad debt expense	65,808	-
Total expenses	7,097,367	8,168,510

LOSS FROM OPERATIONS	(1,451,831)	(1,024,086)

OTHER INCOME (EXPENSE):
Net gains (losses) from commodity derivatives	(1,251,260)	3,556,783
Interest expense	(466,292)	(496,091)
Gain on other property and equipment	-	555,642
Other, net	(3,537)	36,408
Total other income (expense)	(1,721,089)	3,652,742

INCOME (LOSS) BEFORE INCOME TAXES	(3,172,920)	2,628,656

Income tax expense	-	26,531

NET INCOME (LOSS)	(3,172,920)	2,602,125

PREFERRED STOCK:
Dividends paid in kind	364,017	339,610

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(3,536,937)	$2,262,515

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.16)	$0.19
Diluted	$(0.16)	$0.16

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	22,813,130	12,211,256
Diluted	22,813,130	14,056,170

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
December 31, 2017	1,904,391	$1,904	22,661,758	$22,662	$55,064,685	$(25,278)	$(19,193,301)	$35,870,672
Net loss	-	-	-	-	-	-	(3,172,920)	(3,172,920)
Payment of Series "D" dividends in kind	32,871	33	-	-	363,984	-	(364,017)	-
Stock awards vested	-	-	930,916	931	(931)	-	-	-
Restricted stock awards forfeited	-	-	(6,610)	(7)	7	-	-	-
Restricted stock awards repurchased	-	-	(355,895)	(356)	356	-	-	-
Amortization of stock-based
compensation	-	-	-	-	1,300,366	-	-	1,300,366
Treasury stock (surrendered to
settle employee tax liabilities)	-	-	-	-	-	(409,279)	-	(409,279)
March 31, 2018	1,937,262	$1,937	23,230,169	$23,230	$56,728,467	$(434,557)	$(22,730,238)	$33,588,839

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net cash provided by (used in)
operating activities:
Net income (loss)	$(3,172,920)	$2,602,125
Depreciation, depletion and amortization of property and equipment	2,217,321	3,140,940
Amortization of debt issuance costs	184,733	81,843
Deferred rent liability, net	33,117	-
Stock-based compensation expense	296,293	51,735
Settlement of asset retirement obligations	(147,122)	-
Asset retirement obligation accretion expense	142,940	138,569
Bad debt expense	65,808	-
Net (gains) losses from commodity derivatives	1,251,260	(3,556,783)
Gain on sales of fixed assets	-	(555,642)
Loss on write-off of liabilities net of assets	3,631	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	879,333	(795,740)
Decrease in prepaids, deposits and other assets	138,585	306,021
(Decrease) increase in accounts payable and other current and
non-current liabilities	2,507,831	(461,542)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,400,810	951,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(3,507,005)	(2,053,826)
Proceeds from sale of oil and gas properties	1,000,000	641,056
Derivative settlements	(529,364)	98,700
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,036,369)	(1,314,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit facility	6,350,000	-
Repayment of borrowings on senior credit facility	(7,000,000)	-
Repayments of borrowings - insurance financing	(276,625)	(255,026)
Debt issuance costs	-	(76,452)
Shelf registration costs	(64,050)	-
Treasury stock repurchases	(409,279)	(4,170)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,399,954)	(335,648)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,513)	(698,192)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,363	3,625,686

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,850	$2,927,494

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$145,871	$264,542
Interest capitalized	$115,541	$44,550
Supplemental disclosure of significant non-cash activity:
(Increase) decrease in capital expenditures financed by accounts payable	$168,934	$(1,434,132)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with Article 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheet as of March 31, 2018; the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; the Consolidated Statement of Changes in Equity for the three months ended March 31, 2018; and the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017. The Company’s Consolidated Balance Sheet at December 31, 2017 is derived from the audited consolidated financial statements of the Company at that date.

The preparation of financial statements in conformity with the generally accepted accounting principles of the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 2 in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements and the accompanying notes prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company has evaluated events or transactions through the date of issuance of these unaudited consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company adopted this ASU in the first quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures that are sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update provides clarifications in the assessment of principal versus agent considerations in the new revenue standard. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update reduces the potential for diversity in practice at initial application of Topic 606 and the cost and complexity of applying Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The update was issued to increase stakeholders’ awareness of the proposals for technical corrections and to expedite improvements. These ASUs are effective for annual and interim periods beginning after December 15, 2017. The Company adopted these standards effective January 1, 2018 using the full retrospective method. The Company finalized the detailed analysis of the impact of the standard on its contracts. The Company found that there was no significant impact on its financial position or results of operations. With the adoption of these standards, the Company was not required to record a cumulative effect adjustment due to the new standards not having a quantitative impact compared to existing GAAP (see Note 3 – Revenue Recognition – Adoption of ASC 606, “Revenue from Contracts with Customers”).

NOTE 2 – Liquidity and Going Concern

The Company has borrowings under its credit facility which require, among other things, compliance with certain financial ratios.  Due to operating losses the Company sustained during recent quarters, which were partially a result of several events outside the reasonable control of the Company, including the suspension of production from several wells for a period of time and other associated factors, at March 31, 2018 the Company was not in compliance with its fiscal period total debt to EBITDAX covenant (as defined in the Company’s credit agreement) for the trailing four quarter period under its credit facility. In addition, due to this non-compliance and the Company’s anticipated non-compliance at June 30, 2018, the Company classified its bank debt as a current liability in its financial statements as of and for the three months ended March 31, 2018. On May 8, 2018, the Company received a waiver from its lenders to its compliance with its total debt to EBITDAX covenant for the trailing four quarter period ended March 31, 2018, as long as it does not exceed 3.75 to 1.00.

As of March 31, 2018, the Company had outstanding borrowings of $27.05 million under its credit facility, and its total borrowing base was $40.5 million, leaving $13.45 million of undrawn borrowing base. As of May 8, 2018, the total borrowing base under the credit facility was reduced to $35.0 million. Since March 31, 2018, the Company has borrowed an additional $7.2 million for working capital, leaving $750,000 of undrawn borrowing base as of the date of this filing. Due to the Company’s non-compliance with its total debt to EBITDAX financial ratio, as well as drilling activities and other factors, the Company had a working capital deficit of $39.08 million (inclusive of the Company's outstanding debt under its credit facility) and a loss from operations of $1.45 million as of and for the quarter ended March 31, 2018. See Note 11 – Debt and Interest Expense.

A breach in the future of any of the terms and conditions of the Credit Agreement or a breach of the financial covenants thereunder could result in acceleration of the Company’s indebtedness, in which case the debt would become immediately due and payable. The Company currently anticipates non-compliance with various financial covenants at June 30, 2018.

The Company has initiated several strategic alternatives to remedy its limited liquidity (defined as cash on hand and undrawn borrowing base), its debt covenant compliance issues, and to provide it with additional working capital to develop its existing assets. These may include, but are not limited to, reducing or eliminating capital expenditures previously planned for 2018; entering into commodity derivatives for a significant portion of the Company’s anticipated production for 2018; reducing general and administrative expenses; selling certain non-core assets; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. There can be no assurance that the exploration of strategic alternatives will result in a transaction.

The significant risks and uncertainties described above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

NOTE 3 – Revenue Recognition – Adoption of ASC 606, “Revenue from Contracts with Customers”

The Company recognizes revenues to depict the transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 using the full retrospective method applied to those contracts which were not completed as of December 31, 2016. As a result of electing the full retrospective adoption approach as described above, results for reporting periods beginning after December 31, 2016 are presented under ASC 606.

There was no material impact upon the adoption of ASC 606, and the Company did not record any adjustments to opening retained earnings as of January 1, 2017, because its revenue is primarily products sales revenue accounted for at a point in time.

Crude oil and condensate are sold through month-to-month evergreen contracts. The price for Louisiana production is tied to an index or a weighted monthly average of posted prices with certain adjustments for gravity, Basic Sediment and Water (“BS&W”) and transportation. Generally, the index or posting is based on customary industry spot prices. Pricing for the Company’s California properties is based on an average of specified posted prices, adjusted for gravity and transportation. The Company’s natural gas is sold under month-to-month contracts with pricing tied to either first of the month index or a monthly weighted average of purchaser prices received. Natural gas liquids are sold under month-to-month or year-to-year contracts usually tied to the related natural gas contract. Pricing is based on published prices for each product or a monthly weighted average of purchaser prices received.

Sales of crude oil, condensates, natural gas and natural gas liquids (“NGLs”) are recognized at the point control of the product is transferred to the customer. Virtually all of the Company’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the price of the crude oil, condensate, natural gas, and NGLs fluctuates to remain competitive with other available crude oil, natural gas, and NGLs supplies.

Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue in the amount that reflects the consideration it expects to be entitled to in exchange for transferring control of those goods to the customer. The contract consideration in the Company’s variable price contracts is typically allocated to specific performance obligations in the contract according to the price stated in the contract. Amounts allocated in the Company’s fixed price contracts are based on the stand-alone selling price of those products in the context of long-term, fixed price contracts, which generally approximates the contract price.

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the period from January 1, 2017 through December 31, 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Gain or loss on derivative instruments is outside the scope of ASC 606 and is not considered revenue from contracts with customers subject to ASC 606. The Company may use financial or physical contracts accounted for as derivatives as economic hedges to manage price risk associated with normal sales, or in limited cases may use them for contracts the Company intends to physically settle but do not meet all of the criteria to be treated as normal sales.

Natural Gas and Natural Gas Liquids Sales

Under the Company’s natural gas processing contracts, it delivers natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs and residue gas. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction. For those contracts where the Company has concluded it is the principal and the ultimate third party is its customer, the Company recognizes revenue on a gross basis, with transportation, gathering, processing and compression fees presented as an expense in its lease operating and production costs in the Consolidated Statements of Operations.

In certain natural gas processing agreements, the Company may elect to take its residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. Through the marketing process, the Company delivers product to the ultimate third-party purchaser at a contractually agreed-upon delivery point and receives a specified index price from the purchaser. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering, processing and compression fees attributable to the gas processing contract, as well as any transportation fees incurred to deliver the product to the purchaser, are presented as lease operating and production costs in the Consolidated Statements of Operations.

Crude Oil and Condensate sales

The Company sells oil production at the wellhead and collects an agreed-upon index price, net of pricing differentials. In this scenario, revenue is recognized when control transfers to the purchaser at the wellhead at the net price received.

The following table presents the Company’s revenues disaggregated by product source. Sales taxes are excluded from revenues.

	Three Months Ended March 31,
	2018	2017
Sales of natural gas and crude oil:
Crude oil and condensate	$3,066,258	$3,815,932
Natural gas	1,791,251	2,553,443
Natural gas liquids	788,027	775,049
Total revenues	$5,645,536	$7,144,424

Transaction price allocated to remaining performance obligations

A significant number of the Company’s product sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For the Company’s product sales that have a contract term greater than one year, it has utilized the practical expedient in ASC 606-10-50-14(a) which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $2,228,871 and $2,636,867 as of March 31, 2018 and December 31, 2017, respectively, and are reported in trade accounts receivable, net on the Consolidated Balance Sheets. The Company currently has no other assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.

Practical Expedients

The Company has made use of certain practical expedients in adopting the new revenue standard, including not disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice, (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation and meets the variable allocation criteria in the standard and (iv) only contracts that are not completed at transition.

The Company has not adjusted the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.

NOTE 4 – Asset Impairments

The Company’s oil and natural gas properties are accounted for using the full cost method of accounting, under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized. These capitalized costs (net of accumulated DD&A and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The full cost ceiling limitation limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, prices used are the 12 month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. The Company’s first quarter of 2018 full cost ceiling calculation was prepared by the Company using (i) $53.49 per barrel for oil, and (ii) $2.995 per MMBTU for natural gas as of March 31, 2018. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the three month periods ended March 31, 2018 and 2017, the Company did not record any full cost ceiling impairments.

NOTE 5 – Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) associated with the future plugging and abandonment of oil and natural gas properties and related facilities. The accretion of the ARO is included in the Consolidated Statements of Operations. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives and the discount rate.

The following table summarizes the Company’s ARO transactions recorded during the three months ended March 31, 2018 in accordance with the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations”:

Three Months Ended
March 31, 2018
Asset retirement obligations at December 31, 2017	$10,466,413
Liabilities incurred	25,940
Liabilities settled	(194,422)
Accretion expense	142,940
Revisions in estimated cash flows	-

Asset retirement obligations at March 31, 2018	$10,440,871

Based on expected timing of settlements, $88,721 of the ARO is classified as current at March 31, 2018.

NOTE 6 – Fair Value Measurements

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

	Fair value measurements at March 31, 2018
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Commodity derivatives – oil	$-	$2,163,001	$-	$2,163,001
Commodity derivatives – gas	-	(201,696)	-	$(201,696)
Total liabilities	$-	$1,961,305	$-	$1,961,305

	Fair value measurements at December 31, 2017
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Commodity derivatives – oil	$-	$1,517,410	$-	$1,517,410
Commodity derivatives – gas	-	(278,001)	-	$(278,001)
Total liabilities	$-	$1,239,409	$-	$1,239,409

Derivative instruments listed above include swaps and three-way collars (see Note 7 – Commodity Derivative Instruments).

Debt – The Company’s debt is recorded at the carrying amount on its Consolidated Balance Sheets (see Note 11 – Debt and Interest Expense). The carrying amount of floating-rate debt approximates fair value because the interest rates are variable and reflective of market rates.

Asset Retirement Obligations – The Company estimates the fair value of AROs upon initial recording based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates (see Note 5 – Asset Retirement Obligations). Therefore, the Company has designated the initial recording of these liabilities as Level 3.

NOTE 7 – Commodity Derivative Instruments

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

Commodity derivative instruments open as of March 31, 2018 are provided below. Natural gas prices are New York Mercantile Exchange (“NYMEX”) Henry Hub prices, and crude oil prices are NYMEX West Texas Intermediate (“WTI”).

	2018	2019
	Settlement	Settlement (1)
NATURAL GAS (MMBtu):
Swaps
Volume	1,245,893	373,906
Price	$3.00	$3.00

CRUDE OIL (Bbls):
Swaps
Volume	140,818	156,320
Price	$53.17	$53.77

 (1) Represents volumes through March 2019.

Derivatives for each commodity are netted on the Consolidated Balance Sheets. The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of
	March 31, 2018	December 31, 2017
Asset commodity derivatives:
Current assets	$201,696	$295,304
Noncurrent assets	-	118
	201,696	295,422

Liability commodity derivatives:
Current liabilities	(1,677,767)	(1,198,307)
Noncurrent liabilities	(485,234)	(336,524)
	(2,163,001)	(1,534,831)

Total commodity derivative instruments	$(1,961,305)	$(1,239,409)

Net gains (losses) from commodity derivatives on the Consolidated Statements of Operations are comprised of the following:

	Three Months Ended March 31,
	2018	2017

Derivative settlements	$(529,364)	$98,700
Mark to market on commodity derivatives	(721,896)	3,458,083
Net gains (losses) from commodity derivatives	$(1,251,260)	$3,556,783

NOTE 8 – Preferred Stock

Each share of the Company’s Series D Convertible Preferred Stock, $0.001 par value per share (the “Series D Preferred Stock”), is convertible into a number of shares of common stock determined by dividing the original issue price, which was $11.0741176, by the conversion price, which is currently $6.5838109. The conversion price is subject to adjustment for stock splits, stock dividends, reclassification, and certain issuances of common stock for less than the conversion price. As of March 31, 2018, the Series D Preferred Stock had a liquidation preference of approximately $21.5 million. The Series D Preferred Stock provides for cumulative dividends of 7.0% per annum, payable in-kind. The Company issued 32,871 shares of Series D Preferred Stock during the three months ended March 31, 2018. The Company does not have any dividends in arrears at March 31, 2018.

NOTE 9 – Stock-Based Compensation

2014 Long-Term Incentive Plan

On October 26, 2016, Yuma assumed the Yuma Energy, Inc., a California corporation (“Yuma California”), 2014 Long-Term Incentive Plan (the “2014 Plan”), which was approved by the shareholders of Yuma California. The shareholders of Yuma California originally approved the 2014 Plan at the special meeting of shareholders on September 10, 2014 and the subsequent amendment to the 2014 Plan at the special meeting of shareholders on October 26, 2016. Under the 2014 Plan, Yuma may grant stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units, performance bonuses, stock awards and other incentive awards to employees of Yuma and its subsidiaries and affiliates. Yuma may also grant nonqualified stock options, RSAs, RSUs, SARs, performance units, stock awards and other incentive awards to any persons rendering consulting or advisory services and non-employee directors of Yuma and its subsidiaries, subject to the conditions set forth in the 2014 Plan. Generally, all classes of the Company’s employees are eligible to participate in the 2014 Plan.

The 2014 Plan provides that a maximum of 2,495,000 shares of common stock may be issued in conjunction with awards granted under the 2014 Plan. As of the closing of Yuma’s merger with Yuma California (the “Reincorporation Merger”), there were awards for approximately 179,165 shares of common stock outstanding. Awards that are forfeited under the 2014 Plan will again be eligible for issuance as though the forfeited awards had never been issued. Similarly, awards settled in cash will not be counted against the shares authorized for issuance upon exercise of awards under the 2014 Plan.

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

At March 31, 2018, 6,610 shares of the 2,495,000 shares of common stock originally authorized under active share-based compensation plans remained available for future issuance. Yuma generally issues new shares to satisfy awards under employee share-based payment plans. The number of shares available is reduced by awards granted.

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

Equity Based Awards – During the three months ended March 31, 2018, the Company granted 930,916 RSAs under the 2014 Plan which vested immediately.

Liability Based Awards – During the three months ended March 31, 2018, the Company did not grant any liability based awards.

Total share-based compensation expenses recognized for the three months ended March 31, 2018 and 2017 were $296,293 (none capitalized) and $51,735 (none capitalized), respectively.

NOTE 10 – Net Income (Loss) Per Common Share

Net Income (Loss) per common share – Basic is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Net Income (Loss) per common share – Diluted assumes the conversion of all potentially dilutive securities, and is calculated by dividing net income (loss) attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Net Income (Loss) per common share – Diluted considers the impact of potentially dilutive securities except in periods where their inclusion would have an anti-dilutive effect.

A reconciliation of earnings (loss) per common share is as follows:

	Three Months Ended March 31,
	2018	2017

Net income (loss) attributable to common stockholders	$(3,536,937)	$2,262,515

Weighted average common shares outstanding
Basic	22,813,130	12,211,256
Add potentially dilutive securities:
Unvested restricted stock awards	-	67,855
Stock appreciation rights	-	-
Stock options	-	-
Series D preferred stock	-	1,777,059
Diluted weighted average common shares outstanding	22,813,130	14,056,170

Net income (loss) per common share:
Basic	$(0.16)	$0.19
Diluted	$(0.16)	$0.16

NOTE 11 – Debt and Interest Expense

Long-term debt consisted of the following:

	March 31,	December 31,
	2018	2017

Senior credit facility	$27,050,000	$27,700,000
Installment loan due 7/22/18 originating from the financing of
insurance premiums at 5.14% interest rate	374,499	651,124
Total debt	27,424,499	28,351,124
Less: current maturities	(27,424,499)	(651,124)
Total long-term debt	$-	$27,700,000

Senior Credit Facility

On October 26, 2016, Yuma and three of its subsidiaries, as the co-borrowers (collectively, the “Borrowers”), entered into a Credit Agreement providing for a $75.0 million three-year senior secured revolving credit facility (the “Credit Agreement”) with SocGen, as administrative agent, SG Americas Securities, LLC, as lead arranger and bookrunner, and the Lenders signatory thereto (collectively with SocGen, the “Lender”).

As of March 31, 2018, the credit facility had a borrowing base of $40.5 million. On May 8, 2018, the Borrowers entered into the Limited Waiver and Second Amendment to Credit Agreement and Borrowing Base Redetermination (the “Second Amendment”) with the Lender. Pursuant to the Second Amendment, effective as of March 31, 2018, the Borrowers are required to enter into additional hedging arrangements with respect to a substantial portion of its reasonably anticipated projected production; the terms of the covenant related to the current ratio were revised to exclude the current portion of long-term indebtedness outstanding under the Credit Agreement from current liabilities; and Yuma is required to provide monthly production and lease operating expense statements to the Lender. Additionally, the Second Amendment provides a waiver of the financial covenant related to the maximum ratio of total debt to EBITDAX for the four fiscal quarter period ended March 31, 2018 so long as it does not exceed 3.75 to 1.00. The Second Amendment also provided that as of May 8, 2018, the borrowing base under the credit facility was reduced to $35.0 million. Since March 31, 2018, the Company borrowed an additional $7.2 million for working capital, leaving $750,000 of undrawn borrowing base as of the date of this filing (see Note 2 – Liquidity and Going Concern).

The Credit Agreement governing the Company’s credit facility provides for interest-only payments until October 26, 2019, when the Credit Agreement matures and any outstanding borrowings are due. The borrowing base under the Credit Agreement is subject to redetermination on April 1st and October 1st of each year, as well as special redeterminations described in the Credit Agreement, in each case which may reduce the amount of the borrowing base.

The Company’s obligations under the Credit Agreement are guaranteed by its subsidiaries and are secured by liens on substantially all of the Company’s assets, including a mortgage lien on oil and natural gas properties covering at least 95% of the PV10 value of the proved oil and gas properties included in the determination of the borrowing base.

The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at March 31, 2018 was 5.39% for LIBOR-based debt and 7.25% for prime-based debt. Principal amounts outstanding under the credit facility are due and payable in full at maturity on October 26, 2019. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year of the unutilized portion of the borrowing base in effect from time to time. The Company is also required to pay customary letter of credit fees.

In addition, the Credit Agreement requires the Company to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 on the last day of each quarter, a ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses (“EBITDAX”) ratio of not greater than 3.5 to 1.0 for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination, and a ratio of EBITDAX to interest expense of not less than 2.75 to 1.0 for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination, and cash and cash equivalent investments together with borrowing availability under the Credit Agreement of at least $4.0 million. The Credit Agreement contains customary affirmative covenants and defines events of default for credit facilities of this type, including failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and a change of control. Upon the occurrence and continuance of an event of default, the Lender has the right to accelerate repayment of the loans and exercise its remedies with respect to the collateral. As of March 31, 2018, the Company was not in compliance with one of its financial covenants under the Credit Agreement and received a waiver from the lenders on May 8, 2018. The Company currently anticipates non-compliance with various financial covenants at June 30, 2018. See Note 2 – Liquidity and Going Concern.

The Company incurred commitment fees of $14,335 and $5,625 during the three months ended March 31, 2018 and 2017, respectively.

NOTE 12 – Stockholders’ Equity

Yuma is authorized to issue up to 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock, except as otherwise required by law. The Company has designated 7,000,000 shares of preferred stock as Series D Preferred Stock.

See Note 9 – Stock-Based Compensation, which describes outstanding stock options, RSAs and SARs granted under the 2014 Plan.

NOTE 13 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 0.00% and 1.01%, respectively. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 21% and the Company’s effective tax rate of 0.00% for the three months ended March 31, 2018 was primarily related to the valuation allowance on the deferred tax assets and state income taxes. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 1.01% for the three months ended March 31, 2017 was primarily related to the valuation allowance on the deferred tax assets and state income taxes.

As of March 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $173.8 million which expire between 2022 and 2038. Of this amount, approximately $59.5 million is subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could result in some amounts expiring prior to being utilized. Realization of a deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.

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

NOTE 14 – Oil and Gas Asset Sales

In January 2018, the Company sold a 12.5% working interest in ten sections of the project in Yoakum County, Texas, known as Mario, for $500,000. Additionally, the December 2017 sale of a 12.5% working interest under the same terms was settled in January 2018 for $500,000, bringing the total sales proceeds received to $1,000,000.

NOTE 15 – Commitments and Contingencies

Joint Development Agreement

On March 27, 2017, the Company entered into a Joint Development Agreement (“JDA”) with two privately held companies, both unaffiliated entities, covering an area of approximately 52 square miles (33,280 acres) in the Permian Basin of Yoakum County, Texas. In connection with the JDA, the Company held a 75% working interest in approximately 3,669 acres (2,752 net acres) as of December 31, 2017. As the operator of the property covered by the JDA, the Company was committed as of March 31, 2018 to spend an additional $394,814 by March 2020.

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

On May 12, 2016, Cardno filed a lawsuit in Louisiana state court to enforce the liens; the Court entered an Order Staying Proceeding on June 13, 2016, ordering that the lawsuit “be stayed pending mediation/arbitration between the parties.” On June 17, 2016, the Company served a Notice of Arbitration on Cardno PPI, stating claims for breach of the MSA billing and warranty provisions. On July 15, 2016, Cardno PPI served a Counterclaim for $304,209 plus attorneys’ fees. The parties selected an arbitrator, and the arbitration hearing was held on March 29, April 12 and April 13, 2018. The parties submitted closing statements on April 30, 2018. Management intends to pursue the Company’s claims and to defend the counterclaim vigorously. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

The Parish of St. Bernard v. Atlantic Richfield Co., et al

On October 13, 2016, two subsidiaries of the Company, Yuma Exploration and Production Company, Inc. (“Exploration”) and Yuma Petroleum Company (“YPC”), were named as defendants, among several other defendants, in an action by the Parish of St. Bernard in the Thirty-Fourth Judicial District of Louisiana. The petition alleges violations of the State and Local Coastal Resources Management Act of 1978, as amended, in the St. Bernard Parish.  The Company has notified its insurance carrier of the lawsuit.  Management intends to defend the plaintiffs’ claims vigorously.  The case has been removed to federal district court for the Eastern District of Louisiana. A motion to remand has been filed and the Court officially remanded the case on July 6, 2017. Exceptions for Exploration, YPC and the other defendants have been filed; however, the hearing for such exceptions was continued from the original date of October 6, 2017 to November 22, 2017. The November 22, 2017 hearing was continued without date because the parties agreed the case will be de-cumulated into subcases, but the details of this are yet to be determined. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

Cameron Parish vs. BEPCO LP, et al & Cameron Parish vs. Alpine Exploration Companies, Inc., et al.

The Parish of Cameron, Louisiana, filed a series of lawsuits against approximately 190 oil and gas companies alleging that the defendants, including Davis Petroleum Acquisition Corp. (“Davis”), have failed to clear, revegetate, detoxify, and restore the mineral and production sites and other areas affected by their operations and activities within certain coastal zone areas to their original condition as required by Louisiana law, and that such defendants are liable to Cameron Parish for damages under certain Louisiana coastal zone laws for such failures; however, the amount of such damages has not been specified. Two of these lawsuits, originally filed February 4, 2016 in the 38th Judicial District Court for the Parish of Cameron, State of Louisiana, name Davis as defendant, along with more than 30 other oil and gas companies. Both cases have been removed to federal district court for the Western District of Louisiana. The Company denies these claims and intends to vigorously defend them. Davis has become a party to the Joint Defense and Cost Sharing Agreements for these cases. Motions to remand were filed and the Magistrate Judge recommended that the cases be remanded. The Company has been advised that the new District Judge assigned to these cases is Judge Terry A. Doughty, and on May 9, 2018, Judge Doughty agreed with the Magistrate Judge's recommendation and the cases have now been remanded to the 38th Judicial District Court, Cameron Parish, Louisiana. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

Louisiana, et al. Escheat Tax Audits

The States of Louisiana, Texas, Minnesota, North Dakota and Wyoming have notified the Company that they will examine the Company’s books and records to determine compliance with each of the examining state’s escheat laws. The review is being conducted by Discovery Audit Services, LLC. The Company has engaged Ryan, LLC to represent it in this matter. The exposure related to the audits is not currently determinable and therefore, no liability has been recorded on the Company’s consolidated financial statements.

Louisiana Severance Tax Audit

The State of Louisiana, Department of Revenue, notified Exploration that it was auditing Exploration’s calculation of its severance tax relating to Exploration’s production from November 2012 through March 2016. The audit relates to the Department of Revenue’s recent interpretation of long-standing oil purchase contracts to include a disallowable “transportation deduction,” and thus to assert that the severance tax paid on crude oil sold during the contract term was not properly calculated.  The Department of Revenue sent a proposed assessment in which they sought to impose $476,954 in additional state severance tax plus associated penalties and interest.   Exploration engaged legal counsel to protest the proposed assessment and request a hearing.  Exploration then entered a Joint Defense Group of operators challenging similar audit results.  Since the Joint Defense Group is challenging the same legal theory, the Board of Tax Appeals proposed to hear a motion brought by one of the taxpayers that would address the rule for all through a test case.  Exploration’s case has been stayed pending adjudication of the test case. The hearing for the test case was held on November 7, 2017, and on December 6, 2017, the Board of Tax Appeals rendered judgment in favor of the taxpayer in the first of these cases. The Department of Revenue filed an appeal to this decision on January 5, 2018 and we are still waiting for the case record to be lodged at the Louisiana Third Circuit Court of Appeal. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

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

Miami Corporation – South Pecan Lake Field Area P&A

The Company, along with several other exploration and production companies in the chain of title, received letters in June 2017 from representatives of Miami Corporation demanding the performance of well plugging and abandonment, facility removal and restoration obligations for wells in the South Pecan Lake Field Area, Cameron Parish, Louisiana. Apache is one of the other companies in the chain of title, and after taking a field tour of the area, has sent to the Company, along with BP and other companies in the chain of title, a proposed work plan to comply with the Miami Corporation demand. The Company is currently evaluating the merits of the claim and the proposed work plan. At this point in the process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

NOTE 16 – Subsequent Events

The Company is not aware of any subsequent events which would require recognition or disclosure in its consolidated financial statements, except as noted below or disclosed in the Company’s filings with the SEC.

On May 8, 2018, the Company entered into the Limited Waiver and Second Amendment to its Credit Agreement and Borrowing Base Redetermination with its lender (see Note 2 – Liquidity and Going Concern and Note 11 – Debt and Interest Expense).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto, included in Part I, Item 1 of this Quarterly Report on Form 10-Q and should further be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Entry into the Permian Basin

In 2017, we entered the Permian Basin through a joint venture with two privately held energy companies and established an Area of Mutual Interest (“AMI”) covering approximately 33,280 acres in Yoakum County, Texas, located in the Northwest Shelf of the Permian Basin. The primary target within the AMI is the San Andres formation, which has been one of the largest producing formations in Texas to date. As of May 1, 2018, we held a 62.5% working interest in approximately 4,823 gross acres (3,014 net acres) within the AMI. The prospect area is commonly referred to as the San Andres Horizontal Oil Play, and in certain areas, referred to as a Residual Oil Zone (“ROZ”) Play due to the presence of residual oil zone fairways with substantial recoverable hydrocarbon resources in place. We are the operator of the joint venture. In November 2017, we spudded a salt water disposal well, the Jameson SWD #1. Upon completion of the salt water disposal well, the rig was moved to our State 320 #1H horizontal San Andres well, which was subsequently drilled and completed. We opened the well on March 1, 2018 to begin the dewatering process and establish production. As of May 6, 2018, the well was producing 31 barrels of oil, 89 Mcf of natural gas, and 3,908 barrels of water per day. While significant water production is typical and was expected from the well, early production rates have not met management’s pre-drill expectations. We will continue to evaluate well performance and the commerciality of the prospect area, but given the well performance to date, the ability to establish commercial production in the prospect area is uncertain at this time.  As of March 31, 2018, the salt water disposal well and the State 320 #1H were classified as Unproved Properties within our financial statements.

Preferred Stock

As of March 31, 2018, we had 1,937,262 shares of our Series D preferred stock outstanding with an aggregate liquidation preference of approximately $21.5 million and a conversion price of $6.5838109 per share. If all of our outstanding shares of Series D preferred stock were converted into common stock, we would need to issue approximately 3.3 million shares of common stock. The Series D preferred stock is paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum (cumulative).

Results of Operations

Production

The following table presents the net quantities of oil, natural gas and natural gas liquids produced and sold by us for the three months ended March 31, 2018 and 2017, and the average sales price per unit sold.

	Three Months Ended March 31,
	2018	2017
Production volumes:
Crude oil and condensate (Bbls)	47,157	76,397
Natural gas (Mcf)	633,440	899,427
Natural gas liquids (Bbls)	25,243	33,474
Total (Boe) (1)	177,973	259,776
Average prices realized:
Crude oil and condensate (per Bbl)	$65.02	$49.95
Natural gas (per Mcf)	$2.83	$2.84
Natural gas liquids (per Bbl)	$31.22	$23.15

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

Revenues

The following table presents our revenues for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Sales of natural gas and crude oil:
Crude oil and condensate	$3,066,258	$3,815,932
Natural gas	1,791,251	2,553,443
Natural gas liquids	788,027	775,049
Total revenues	$5,645,536	$7,144,424

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

Crude oil volumes sold were 38.3%, or 29,240 Bbls, lower for the three months ended March 31, 2018 compared to crude oil volumes sold during the three months ended March 31, 2017, due primarily to a decrease of 9,821 Bbls resulting from divesting the El Halcón Field during the second quarter of 2017. Additional decreases included the Cameron Canal Field (6,077 Bbls), the Livingston Field (2,559 Bbls), La Posada (2,543 Bbls) and Main Pass 4 (2,134 Bbls). Realized crude oil prices experienced a 30.2% increase from the three months ended March 31, 2017 compared to the three months ended March 31, 2018.

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

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, we experienced a 29.6%, or 265,987 Mcf, decrease in natural gas volumes sold and a decrease in natural gas liquids sold of 24.6%, or 8,231 Bbls. The decreases were due primarily to decreases in the Cameron Canal Field (119,226 Mcf) and the La Posada Field (141,264 Mcf). During the same period, realized natural gas prices decreased by 0.4% and realized natural gas liquids prices increased by 34.9%.

Expenses

Lease Operating Expenses

Our lease operating expenses (“LOE”) and LOE per Boe for the three months ended March 31, 2018 and 2017, are set forth below:

	Three Months Ended March 31,
	2018	2017
Lease operating expenses	$1,665,320	$1,697,908
Severance, ad valorem taxes and marketing	960,448	963,356
Total LOE	$2,625,768	$2,661,264

LOE per Boe	$14.75	$10.24
LOE per Boe without severance, ad valorem taxes and marketing	$9.36	$6.54

LOE includes all costs incurred to operate wells and related facilities, both operated and non-operated. In addition to direct operating costs such as labor, repairs and maintenance, equipment rentals, materials and supplies, fuel and chemicals, LOE also includes severance taxes, product marketing and transportation fees, insurance, ad valorem taxes and operating agreement allocable overhead.

The 1.3% decrease in total LOE for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to a decrease in LOE of $145,326 related to the sale of the El Halcón Field during the second quarter of 2017, offset by an increase in LOE of $47,401 related to the workover on the Barr A 5H, in addition to $45,783 in costs related to operating the SL 18090 No 2 for the entire quarter. LOE per barrel of oil equivalent increased by 44.0% from the same period of the prior year generally due to the decrease in volumes noted above. A substantial portion of LOE is related to fixed costs.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses for the three months ended March 31, 2018 and 2017, are summarized as follows:

	Three Months Ended March 31,
	2018	2017
General and administrative:
Stock-based compensation	$296,293	$51,735

Other	2,127,196	2,596,922
Capitalized	(377,959)	(420,920)
Net other	1,749,237	2,176,002

Net general and administrative expenses	$2,045,530	$2,227,737

G&A Other primarily consists of overhead expenses, employee remuneration and professional and consulting fees. We capitalize certain G&A expenditures relating to oil and natural gas acquisition, exploration and development activities following the full cost method of accounting.

For the three months ended March 31, 2018, net G&A expenses were 8.2%, or $182,207, lower than the amount for the same period in 2017. Variances include an increase in stock compensation and payroll taxes of $244,558 and $39,387, respectively, offset by a decrease in accounting and audit fees of $157,389, a decrease in consulting fees of $57,421, a decrease in salaries of $143,614, and a decrease in costs associated with the Company’s acquisition of Davis Petroleum Acquisition Corp. (“Davis”) of $176,195.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) for oil and gas properties (excluding DD&A related to other property, plant and equipment) for the three months ended March 31, 2018 and 2017, is summarized as follows:

	Three Months Ended March 31,
	2018	2017
DD&A	$2,177,087	$3,031,039

DD&A per Boe	$12.23	$11.67

DD&A decreased by 28.2% for the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of the decrease in the net quantities of crude oil and natural gas sold.

Impairment of Oil and Natural Gas Properties

We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties, which include, but are not limited to, the State 320 #1H well) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, excluding gains or losses from derivatives. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. During the three months ended March 31, 2018 and 2017, we did not record any full cost ceiling impairments. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

We do not expect to incur a non-cash full cost impairment during the second quarter of 2018. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in future periods. Our estimated second quarter 2018 full cost ceiling calculation has been prepared by substituting (i) $57.97 per barrel for oil, and (ii) $2.91 per MMBtu for natural gas for the expected realized prices as of June 30, 2018. The forecasted average realized price was based on the average realized price for sales of crude oil, natural gas liquids and natural gas on the first calendar day of each month for the first 11 months and an estimate for the twelfth month based on a quoted forward price. Changes to our reserves and future production were made due to changing the effective date of the evaluation from March 31, 2018 to June 30, 2018. All other inputs and assumptions have been held constant. Accordingly, this estimate accounts for the impact of more current commodity prices in the second quarter of 2018 utilized in our full cost ceiling calculation.

Interest Expense

Our interest expense for the three months ended March 31, 2018 and 2017, is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Interest expense	$581,833	$540,641
Interest capitalized	(115,541)	(44,550)
Net	$466,292	$496,091

Bank debt	$27,050,000	$39,500,000

Interest expense (net of amounts capitalized) decreased $29,799 for the three months ended March 31, 2018 over the same period in 2017 as a result of higher amounts outstanding under our credit facility during the three months ended March 31, 2017, in addition to more capitalized interest in the three months ended March 31, 2018 compared to the same period in 2017.

For a more complete narrative of interest expense, and terms of our credit agreement, refer to Note 11 – Debt and Interest Expense in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

Income Tax Expense

The following summarizes our income tax expense (benefit) and effective tax rates for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Consolidated net income (loss) before income taxes	$(3,172,920)	$2,628,656
Income tax expense	$-	$26,531
Effective tax rate	0.00%	1.01%

Differences between the U.S. federal statutory rate of 21% in 2018 and 35% in 2017 and our effective tax rates are due to the tax effects of valuation allowances recorded against our deferred tax assets and state income taxes. Refer to Note 13 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

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

We have initiated several strategic alternatives to remedy our limited liquidity (defined as cash on hand and undrawn borrowing base), our debt covenant compliance issues, and to provide us with additional working capital to develop our existing assets. These may include, but are not limited to, reducing or eliminating capital expenditures previously planned for 2018; entering into commodity derivatives for a significant portion of our anticipated production for 2018; reducing general and administrative expenses; selling certain non-core assets; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. The significant risks and uncertainties described in Note 2 – Liquidity and Going Concern in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report raise substantial doubt about our ability to continue as a going concern.

Cash Flows from Operating Activities

Net cash provided by operating activities was $4,400,810 for the three months ended March 31, 2018 compared to $951,526 in cash provided during the same period in 2017. This increase was primarily caused by changes in assets and liabilities, including a decrease in accounts receivable of $879,333 and an increase in accounts payable and other liabilities of $2,507,831.

One of the primary sources of variability in our cash flows from operating activities is fluctuations in commodity prices, the impact of which we partially mitigate by entering into commodity derivatives. Sales volume changes also impact cash flow. Our cash flows from operating activities are also dependent on the costs related to continued operations.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, we had a total of $3,036,369 of cash used in investing activities. Of that, $1,017,938 related to the drilling of the State 320 #1H, $1,462,354 related to the drilling of the Jameson #1 salt water disposal well, $586,177 related to lease acquisition costs for our Permian Basin acquisition, and realized cash derivatives resulting in a decrease of $529,364, offset by $1,000,000 related to proceeds from the sale of additional working interests in the Mario Prospect.

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

During the three months ended March 31, 2018, we had net cash used in financing activities of $1,399,954. Of that amount, $6,350,000 was borrowed on our credit facility, $7,000,000 was used for repayments on our credit facility, $409,279 of treasury stock was repurchased in connection with the satisfaction of tax obligations upon the vesting of employees’ restricted stock awards, and $276,625 was used for payments on our insurance financing. In addition, we paid costs related to a shelf registration statement of $64,050. As of March 31, 2018, we had a $40,500,000 borrowing base under our credit facility with $27,050,000 advanced, leaving a borrowing capacity of $13,450,000. Other than our credit facility, we had debt of $374,499 at March 31, 2018 from installment loans financing oil and natural gas property insurance premiums. We had a cash balance of $101,850 at March 31, 2018.

At March 31, 2017, we had a $44.0 million conforming borrowing base under our credit facility with $39.5 million advanced, leaving a borrowing capacity of $4.5 million. Other than the credit facility, we had debt of $344,315 at March 31, 2017 from installment loans financing oil and natural gas property insurance premiums. We had a cash balance of $2,927,494 at March 31, 2017.

Credit Facility

On October 26, 2016, Yuma and three of its subsidiaries, as the co-borrowers (collectively, the “Borrowers”), entered into a Credit Agreement providing for a $75.0 million three-year senior secured revolving credit facility (the “Credit Agreement”) with SocGen, as administrative agent, SG Americas Securities, LLC, as lead arranger and bookrunner, and the Lenders signatory thereto (collectively with SocGen, the “Lender”).

As of March 31, 2018, the credit facility had a borrowing base of $40.5 million. On May 8, 2018, the Borrowers entered into the Limited Waiver and Second Amendment to Credit Agreement and Borrowing Base Redetermination (the “Second Amendment”) with the Lender. Pursuant to the Second Amendment, effective as of March 31, 2018, the Borrowers are required to enter into additional hedging arrangements with respect to a substantial portion of its reasonably anticipated projected production; the terms of the covenant related to the current ratio were revised to exclude the current portion of long-term indebtedness outstanding under the Credit Agreement from current liabilities; and Yuma is required to provide monthly production and lease operating expense statements to the Lender. Additionally, the Second Amendment provides a waiver of the financial covenant related to the maximum ratio of total debt to EBITDAX for the four fiscal quarter period ended March 31, 2018 so long as it does not exceed 3.75 to 1.00. The Second Amendment also provided that as of May 8, 2018 the borrowing base under the credit facility was reduced to $35.0 million. Since March 31, 2018, we borrowed an additional $7.2 million for working capital, leaving $750,000 of undrawn borrowing base as of the date of this filing (see Note 2 – Liquidity and Going Concern in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report).

The borrowing base under the Credit Agreement is subject to redetermination on April 1st and October 1st of each year, as well as special redeterminations described in the Credit Agreement, in each case which may reduce the amount of the borrowing base. Our obligations under the Credit Agreement are guaranteed by our subsidiaries and are secured by liens on substantially all of our assets, including a mortgage lien on oil and natural gas properties covering at least 95% of the PV10 value of the proved oil and gas properties included in the determination of the borrowing base.

The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at March 31, 2018 was 5.39% for LIBOR-based debt and 7.25% for prime-based debt. Principal amounts outstanding under the credit facility are due and payable in full at maturity on October 26, 2019. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year of the unutilized portion of the borrowing base in effect from time to time. We are also required to pay customary letter of credit fees.

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

In addition, the Credit Agreement requires us to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 on the last day of each quarter, a ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses (“EBITDAX”) ratio of not greater than 3.5 to 1.0 for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination, and a ratio of EBITDAX to interest expense of not less than 2.75 to 1.0 for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination, and cash and cash equivalent investments together with borrowing availability under the Credit Agreement of at least $4.0 million. The Credit Agreement contains customary affirmative covenants and defines events of default for credit facilities of this type, including failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and a change of control. Upon the occurrence and continuance of an event of default, the Lender has the right to accelerate repayment of the loans and exercise its remedies with respect to the collateral. As of March 31, 2018, we were not in compliance with one of our financial covenants under the Credit Agreement. On May 8, 2018, we received a waiver of the financial covenant related to the maximum ratio of total debt to EBITDAX for the four fiscal quarter period ended March 31, 2018 so long as it does not exceed 3.75 to 1.00. We currently anticipate non-compliance with various financial covenants at June 30, 2018.

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

Fair Market Value of Commodity Derivatives

	March 31, 2018		December 31, 2017
	Oil	Natural Gas	Oil	Natural Gas
Assets
Current	$-	$-	$-	$-
Noncurrent	$-	$-	$-	$-

(Liabilities) assets
Current	$(1,677,767)	$201,696	$(1,198,307)	$295,304
Noncurrent	$(485,234)	$-	$(319,104)	$(17,302)

Assets and liabilities are netted within each commodity on the Consolidated Balance Sheets. For the balances without netting, refer to Note 7 – Commodity Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

The fair market value of our commodity derivative contracts in place at March 31, 2018 and December 31, 2017 were net liabilities of $1,961,305 and $1,239,409, respectively.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations, or cash flows. See Note 15 – Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for a discussion of our legal proceedings.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A – Risk Factors” in our Annual Report for the year ended December 31, 2017 on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2017 Annual Report on Form 10-K may not be the only risks facing our Company. There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
	Purchased (1)	Per Share	Programs	Programs
January 2018	-	-	-	-
February 2018	355,895	$1.15	-	-
March 2018	-	-	-	-

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

Form 10-Q for the quarter ended March 31, 2018.

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

YUMA ENERGY, INC.

	By:	/s/ Sam L. Banks
	Name:	Sam L. Banks
Date: May 11, 2018	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James J. Jacobs
Date: May 11, 2018	Name:	James J. Jacobs
	Title:	Chief Financial Officer (Principal Financial Officer)