Form 10-Q
period 2018-06-30
Yuma Energy, Inc.
filed 2018-08-09
CIK 1672326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 9, 2018, 23,243,763 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

●
general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than we expect, including the possibility that economic conditions in the United States may decline and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;

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

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements.
Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,348,627	$137,363
Accounts receivable, net of allowance for doubtful accounts:
Trade	3,522,107	4,496,316
Officer and employees	7,781	53,979
Other	441,795	1,004,479
Prepayments	622,843	976,462
Other deferred charges	387,108	347,490

Total current assets	7,330,261	7,016,089

OIL AND GAS PROPERTIES (full cost method):
Proved properties	504,060,185	494,216,531
Unproved properties - not subject to amortization	534,627	6,794,372

	504,594,812	501,010,903
Less: accumulated depreciation, depletion and amortization	(425,547,424)	(421,165,400)

Net oil and gas properties	79,047,388	79,845,503

OTHER PROPERTY AND EQUIPMENT:
Assets held for sale	2,309,243	-
Land, buildings and improvements	-	1,600,000
Other property and equipment	1,793,397	2,845,459
	4,102,640	4,445,459
Less: accumulated depreciation and amortization	(1,324,152)	(1,409,535)

Net other property and equipment	2,778,488	3,035,924

OTHER ASSETS AND DEFERRED CHARGES:
Deposits	467,592	467,592
Other noncurrent assets	79,997	270,842

Total other assets and deferred charges	547,589	738,434

TOTAL ASSETS	$89,703,726	$90,635,950

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS– CONTINUED
(Unaudited)

	June 30,	December 31,
	2018	2017

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$35,094,226	$651,124
Accounts payable, principally trade	8,904,037	11,931,218
Commodity derivative instruments	2,613,690	903,003
Asset retirement obligations	88,722	277,355
Other accrued liabilities	1,555,117	2,295,438

Total current liabilities	48,255,792	16,058,138

LONG-TERM DEBT	-	27,700,000

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	10,492,311	10,189,058
Commodity derivative instruments	783,338	336,406
Deferred rent	272,506	290,566
Employee stock awards	143,961	191,110

Total other noncurrent liabilities	11,692,116	11,007,140

COMMITMENTS AND CONTINGENCIES (Notes 2 and 15)

EQUITY
Series D convertible preferred stock
($0.001 par value, 7,000,000 authorized, 1,971,072 issued and outstanding as of June 30, 2018, and 1,904,391 issued and outstanding as of
December 31, 2017)	1,971	1,904
Common stock
($0.001 par value, 100 million shares authorized, 23,242,969 outstanding as of
June 30, 2018 and 22,661,758 outstanding as of December 31, 2017)	23,243	22,662
Additional paid-in capital	57,304,534	55,064,685
Treasury stock at cost (380,069 shares as of June 30, 2018 and 13,343 shares
as of December 31, 2017)	(438,890)	(25,278)
Accumulated earnings (deficit)	(27,135,040)	(19,193,301)

Total equity	29,755,818	35,870,672

TOTAL LIABILITIES AND EQUITY	$89,703,726	$90,635,950

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES:
Sales of natural gas and crude oil	$5,822,577	$6,554,704	$11,468,113	$13,699,128

EXPENSES:
Lease operating and production costs	2,795,825	3,059,124	5,421,593	5,720,388
General and administrative – stock-based
compensation	64,230	385,097	360,524	436,832
General and administrative – other	1,587,628	1,906,629	3,336,866	4,082,631
Depreciation, depletion and amortization	2,245,170	2,763,444	4,462,491	5,904,384
Asset retirement obligation accretion expense	140,161	141,454	283,101	280,023
Impairment of long lived assets	176,968	-	176,968	-
Bad debt expense	261,659	73,513	327,467	73,513
Total expenses	7,271,641	8,329,261	14,369,010	16,497,771

LOSS FROM OPERATIONS	(1,449,064)	(1,774,557)	(2,900,897)	(2,798,643)

OTHER INCOME (EXPENSE):
Net gains (losses) from commodity derivatives	(2,095,570)	2,138,080	(3,346,830)	5,694,863
Interest expense	(567,635)	(482,285)	(1,033,927)	(978,376)
Gain (loss) on other property and equipment	-	(70,874)	-	484,768
Other, net	81,884	5,659	78,348	42,067
Total other income (expense)	(2,581,321)	1,590,580	(4,302,409)	5,243,322

INCOME (LOSS) BEFORE INCOME TAXES	(4,030,385)	(183,977)	(7,203,306)	2,444,679

Income tax expense (benefit)	-	(20,581)	-	5,950

NET INCOME (LOSS)	(4,030,385)	(163,396)	(7,203,306)	2,438,729

PREFERRED STOCK:
Dividends paid in kind	374,416	349,300	738,433	688,910

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(4,404,801)	$(512,696)	$(7,941,739)	$1,749,819

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.19)	$(0.04)	$(0.35)	$0.14
Diluted	$(0.19)	$(0.04)	$(0.35)	$0.14

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	23,082,334	12,235,286	22,948,475	12,223,337
Diluted	23,082,334	12,235,286	22,948,475	12,407,996

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
December 31, 2017	1,904,391	$1,904	22,661,758	$22,662	$55,064,685	$(25,278)	$(19,193,301)	$35,870,672
Net loss	-	-	-	-	-	-	(7,203,306)	(7,203,306)
Payment of Series "D" dividends in kind	66,681	67	-	-	738,366	-	(738,433)	-
Stock awards vested	-	-	962,063	962	(962)	-	-	-
Restricted stock awards forfeited	-	-	(14,126)	(14)	14	-	-	-
Restricted stock awards repurchased	-	-	(366,726)	(367)	367	-	-	-
Amortization of stock-based
compensation	-	-	-	-	1,502,064	-	-	1,502,064
Treasury stock (surrendered to
settle employee tax liabilities)	-	-	-	-	-	(413,612)	-	(413,612)
June 30, 2018	1,971,072	$1,971	23,242,969	$23,243	$57,304,534	$(438,890)	$(27,135,040)	$29,755,818

The accompanying notes are an integral part of these financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net cash provided by (used in)
operating activities:
Net income (loss)	$(7,203,306)	$2,438,729
Depreciation, depletion and amortization of property and equipment	4,462,491	5,904,384
Impairment of long lived assets	176,968	-
Amortization of debt issuance costs	260,803	172,826
Deferred rent liability, net	25,668	-
Stock-based compensation expense	360,524	436,832
Settlement of asset retirement obligations	(575,817)	(227,346)
Asset retirement obligation accretion expense	283,101	280,023
Bad debt expense	327,467	73,513
Net (gains) losses from commodity derivatives	3,346,830	(5,694,863)
Gain on sales of fixed assets	-	(556,141)
Loss on write-off of abandoned facilities	-	71,373
(Gain) loss on write-off of liabilities net of assets	(103,045)	(34,835)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,339,227	426,945
Decrease in prepaids, deposits and other assets	297,321	521,167
(Decrease) increase in accounts payable and other current and
non-current liabilities	65,487	(923,200)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,063,719	2,889,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(6,928,684)	(4,526,587)
Proceeds from sale of oil and gas properties	1,000,000	5,400,563
Proceeds from sale of other fixed assets	-	641,556
Derivative settlements	(1,189,211)	550,675
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,117,895)	2,066,207

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit facility	14,300,000	-
Repayment of borrowings on senior credit facility	(7,000,000)	(7,500,000)
Repayments of borrowings - insurance financing	(556,898)	(512,783)
Debt issuance costs	-	(2,152)
Shelf registration costs	(64,050)	-
Treasury stock repurchases	(413,612)	(23,270)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,265,440	(8,038,205)

CHANGE IN CASH AND CASH EQUIVALENTS	2,211,264	(3,082,591)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,363	3,625,686

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,348,627	$543,095

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$773,150	$811,042
Interest capitalized	$133,772	$112,136
Supplemental disclosure of significant non-cash activity:
(Increase) decrease in capital expenditures financed by accounts payable	$3,252,112	$(386,337)

The accompanying notes are an integral part of these financial statements.

YUMA ENERGY, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Basis of Presentation

Organization

Yuma Energy, Inc., a Delaware corporation (“Yuma” and collectively with its subsidiaries, the “Company”), is an independent Houston-based exploration and production company focused on acquiring, developing and exploring for conventional and unconventional oil and natural gas resources. Historically, the Company’s operations have focused on onshore properties located in central and southern Louisiana and southeastern Texas where it has a long history of drilling, developing and producing both oil and natural gas assets. In addition, during 2017 the Company began acquiring acreage in Yoakum County, Texas, with plans to explore and develop additional oil and natural gas assets in the Permian Basin of West Texas. Finally, the Company has operated positions in Kern County, California, and non-operated positions in the East Texas Woodbine and the Bakken Shale in North Dakota.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with Article 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheet as of June 30, 2018; the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; the Consolidated Statement of Changes in Equity for the six months ended June 30, 2018; and the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017. The Company’s Consolidated Balance Sheet at December 31, 2017 is derived from the audited consolidated financial statements of the Company at that date.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures that are sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update provides clarifications in the assessment of principal versus agent considerations in the new revenue standard. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update reduces the potential for diversity in practice at initial application of Topic 606 and the cost and complexity of applying Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The update was issued to increase stakeholders’ awareness of the proposals for technical corrections and to expedite improvements. These ASUs are effective for annual and interim periods beginning after December 15, 2017. The Company adopted these standards effective January 1, 2018 using the full retrospective method. The Company finalized the detailed analysis of the impact of the standard on its contracts. The Company found that there was no significant impact on its financial position or results of operations. With the adoption of these standards, the Company was not required to record a cumulative effect adjustment due to the new standards not having a quantitative impact compared to existing GAAP (see Note 3 – Revenue Recognition – Adoption of ASC 606, “Revenue from Contracts with Customers”).

In February 2016, the FASB issued ASU 2016-02, “Leases,” a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous GAAP. The codification was amended through additional ASUs. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, and plans to adopt it no later than January 1, 2019.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, however, the Company will apply the provisions of ASU 2017-01 to future acquisitions.

NOTE 2 – Liquidity and Going Concern

The Company has borrowings under its credit facility which require, among other things, compliance with certain financial ratios and covenants.  Due to operating losses the Company sustained during recent quarters, at June 30, 2018 the Company was not in compliance under the credit facility with its (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, and (iv) the liquidity covenant requiring the Company to maintain unrestricted cash and borrowing base availability of at least $4.0 million. In addition, due to this non-compliance, the Company classified its entire bank debt as a current liability in its financial statements as of June 30, 2018. On July 31, 2018, the Borrowers entered into the Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) with the Lender. Pursuant to the Third Amendment, effective as of June 30, 2018, the Borrowers were granted a waiver for non-compliance from the liquidity covenant to have cash and cash equivalent investments together with borrowing base availability under the Credit Agreement of at least $4.0 million. In addition, as part of the Third Amendment, the Lenders requested that the Borrowers provide weekly cash flow forecasts and a monthly accounts payable report to the Lenders. The Third Amendment also provides for a redetermination of the borrowing base on August 15, 2018.

As of June 30, 2018, the Company had outstanding borrowings of $35.0 million under its credit facility, and its total borrowing base was $35.0 million, leaving no undrawn borrowing base. Due to drilling activities and other factors, the Company had a working capital deficit of $40.93 million (inclusive of the Company's outstanding debt under its credit facility) and a loss from operations of $2.90 million for the six months ended June 30, 2018. See Note 11 – Debt and Interest Expense.

These breaches of the terms and conditions of the Credit Agreement could result in acceleration of the Company’s indebtedness, in which case the debt would become immediately due and payable thereby giving our lenders various rights and remedies, including foreclosure.

The significant risks and uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

The Company initiated several strategic alternatives to remedy its limited liquidity (defined as cash on hand and undrawn borrowing base), its financial covenant compliance issues, and to provide it with additional working capital to develop its existing assets. During the second quarter, the Company entered into an Asset Purchase and Sale Agreement on May 21, 2018 regarding its Kern County, California properties, including the sale of all of the Company’s oil and gas properties, fee properties, land, buildings, and other property and equipment in consideration of $4.7 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities. The transaction is scheduled to close by August 31, 2018. Upon the closing of the transaction, it is anticipated that the majority of the proceeds will be applied to the repayment of borrowings under the credit facility. In addition, the Company has reduced its personnel by eight employees since December 31, 2017, a 24% decrease, including five positions that were eliminated on June 30, 2018. This brings the Company’s headcount to 26 employees at June 30, 2018. It should also be noted that, during the second quarter of 2018, the Company took additional steps to further reduce its general and administrative costs by reducing subscriptions, consultants and other non-essential services, as well as eliminating certain of its capital expenditures planned for 2018.

Additionally, the Company plans to take further steps to remedy its limited liquidity, which may include, but are not limited to, further reducing or eliminating capital expenditures; entering into additional commodity derivatives for a portion of the Company’s anticipated production; further reducing general and administrative expenses; selling certain non-core assets; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. There can be no assurance that the exploration of strategic alternatives will result in a transaction or otherwise remedy the Company’s limited liquidity.

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

The following table presents the Company’s revenues disaggregated by product source. Sales taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales of natural gas and crude oil:
Crude oil and condensate	$3,203,260	$3,122,848	$6,269,517	$6,938,780
Natural gas	1,775,919	2,587,968	3,567,170	5,141,410
Natural gas liquids	843,398	843,888	1,631,426	1,618,938
Total revenues	$5,822,577	$6,554,704	$11,468,113	$13,699,128

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

Contract Balances

Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $2,367,596 and $2,636,867 as of June 30, 2018 and December 31, 2017, respectively, and are reported in trade accounts receivable, net on the Consolidated Balance Sheets. The Company currently has no other assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.

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

NOTE 4 – Asset Impairments

The Company’s oil and natural gas properties are accounted for using the full cost method of accounting, under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized. These capitalized costs (net of accumulated DD&A and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The full cost ceiling limitation limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, prices used are the 12 month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. The Company’s second quarter of 2018 full cost ceiling calculation was prepared by the Company using (i) $57.67 per barrel for oil, and (ii) $2.92 per MMBTU for natural gas as of June 30, 2018. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the three and six month periods ended June 30, 2018 and 2017, the Company did not record any full cost ceiling impairments.

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

The following table summarizes the Company’s ARO transactions recorded during the six months ended June 30, 2018 in accordance with the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations”.

Six Months Ended
June 30, 2018
Asset retirement obligations at December 31, 2017	$10,466,413
Liabilities incurred	25,940
Liabilities settled	(194,421)
Accretion expense	283,101
Revisions in estimated cash flows	-

Asset retirement obligations at June 30, 2018	$10,581,033

Based on expected timing of settlements, $88,722 of the ARO is classified as current at June 30, 2018.

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

	Fair value measurements at June 30, 2018
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Commodity derivatives – oil	$-	$3,317,684	$-	$3,317,684
Commodity derivatives – gas	-	79,344	-	79,344
Total liabilities	$-	$3,397,028	$-	$3,397,028

	Fair value measurements at December 31, 2017
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Commodity derivatives – oil	$-	$1,517,410	$-	$1,517,410
Commodity derivatives – gas	-	(278,001)	-	$(278,001)
Total liabilities	$-	$1,239,409	$-	$1,239,409

Derivative instruments listed above are related to swaps (see Note 7 – Commodity Derivative Instruments).

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

Assets Held for Sale – The fair values of property, plant and equipment, classified as assets held for sale, and related impairments, which are calculated using Level 3 inputs, are discussed in Note 14 – Divestitures and Oil and Gas Asset Sales.

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

Commodity derivative instruments open as of June 30, 2018 are provided below. Natural gas prices are New York Mercantile Exchange (“NYMEX”) Henry Hub prices, and crude oil prices are NYMEX West Texas Intermediate (“WTI”).

	2018	2019	2020
	Settlement	Settlement	Settlement
NATURAL GAS (MMBtu):
Swaps
Volume	887,533	1,660,297	1,095,430
Price	$2.97	$2.75	$2.68

CRUDE OIL (Bbls):
Swaps
Volume	89,995	156,320
Price	$53.17	$53.77

Derivatives for each commodity are netted on the Consolidated Balance Sheets. The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of
	June 30, 2018	December 31, 2017
Asset commodity derivatives:
Current assets	$52,439	$295,304
Noncurrent assets	69,622	118
Total asset commodity derivatives	122,061	295,422

Liability commodity derivatives:
Current liabilities	(2,666,129)	(1,198,307)
Noncurrent liabilities	(852,960)	(336,524)
Total liability commodity derivatives	(3,519,089)	(1,534,831)

Total commodity derivative instruments	$(3,397,028)	$(1,239,409)

Net gains (losses) from commodity derivatives on the Consolidated Statements of Operations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Derivative settlements	$(659,847)	$451,975	$(1,189,211)	$550,675
Mark to market on commodity derivatives	(1,435,723)	1,686,105	(2,157,619)	5,144,188
Net gains (losses) from commodity derivatives	$(2,095,570)	$2,138,080	$(3,346,830)	$5,694,863

NOTE 8 – Preferred Stock

Each share of the Company’s Series D Convertible Preferred Stock, $0.001 par value per share (the “Series D Preferred Stock”), is convertible into a number of shares of common stock determined by dividing the original issue price, which was $11.0741176, by the conversion price, which is currently $6.5838109. The conversion price is subject to adjustment for stock splits, stock dividends, reclassification, and certain issuances of common stock for less than the conversion price. As of June 30, 2018, the Series D Preferred Stock had a liquidation preference of approximately $21.8 million. The Series D Preferred Stock provides for cumulative dividends of 7.0% per annum, payable in-kind. The Company issued 33,810 shares of Series D Preferred Stock during the three months ended June 30, 2018. The Company does not have any dividends in arrears at June 30, 2018.

NOTE 9 – Stock-Based Compensation

2014 Long-Term Incentive Plan

On October 26, 2016, Yuma assumed the Yuma Energy, Inc., a California corporation (“Yuma California”), 2014 Long-Term Incentive Plan (the “2014 Plan”), which was approved by the shareholders of Yuma California. Under the 2014 Plan, Yuma could grant stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units, performance bonuses, stock awards and other incentive awards to employees of Yuma and its subsidiaries and affiliates.

At June 30, 2018, 14,126 shares of the 2,495,000 shares of common stock originally authorized under the 2014 Plan remained available for future issuance. However, upon adoption of the Company’s 2018 Long-Term Incentive Plan on June 7, 2018, none of these remaining shares will be issued.

2018 Long-Term Incentive Plan

The Company’s Board adopted the Yuma Energy, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), and its stockholders approved the 2018 Plan at the Annual Meeting on June 7, 2018. The 2018 Plan will replace the 2014 Plan; however, the terms and conditions of the 2014 Plan and related award agreements will continue to apply to all awards granted under the 2014 Plan.

The 2018 Plan expires on June 7, 2028, and no awards may be granted under the 2018 Plan after that date. However, the terms and conditions of the 2018 Plan will continue to apply after that date to all 2018 Plan awards granted prior to that date until they are no longer outstanding.

Under the 2018 Plan, the Company may grant stock options, RSAs, RSUs, SARs, performance units, performance bonuses, stock awards and other incentive awards to employees or those of the Company’s subsidiaries or affiliates, subject to the terms and conditions set forth in the 2018 Plan. The Company may also grant nonqualified stock options, RSAs, RSUs, SARs, performance units, stock awards and other incentive awards to any persons rendering consulting or advisory services and non-employee directors, subject to the conditions set forth in the 2018 Plan. Generally, all classes of the Company’s employees are eligible to participate in the 2018 Plan.

The 2018 Plan provides that a maximum of 4,000,000 shares of the Company’s common stock may be issued in conjunction with awards granted under the 2018 Plan. Shares of common stock cancelled, settled in cash, forfeited, withheld, or tendered by a participant to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. At June 30, 2018, all of the 4,000,000 shares of common stock authorized under the 2018 Plan remain available for future issuance.

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

Equity Based Awards – During the three months ended June 30, 2018, the Company did not grant any RSAs under the 2014 Plan or the 2018 Plan.

Liability Based Awards – During the three months ended June 30, 2018, the Company did not grant any liability based awards under the 2014 Plan or the 2018 Plan.

Share Buy-back – During the three months ended June 30, 2018, the Company purchased 10,831 common shares from employees at a cost of $4,332 in satisfaction of employee tax obligations upon the vesting of RSAs. During the six months ended June 30, 2018, the Company purchased 366,726 common shares from employees at a cost of $413,612 in satisfaction of employee tax obligations of vested RSAs.

Total share-based compensation expenses recognized for the three months ended June 30, 2018 and 2017 were $64,230 (none capitalized) and $385,097 (none capitalized), respectively. Total share-based compensation expenses recognized for the six months ended June 30, 2018 and 2017 were $360,524 (none capitalized) and $436,832 (none capitalized), respectively.

NOTE 10 – Net Income (Loss) Per Common Share

Net Income (Loss) per common share – Basic is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net Income (Loss) per common share – Diluted assumes the conversion of all potentially dilutive securities, and is calculated by dividing net income (loss) attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Net Income (Loss) per common share – Diluted considers the impact of potentially dilutive securities except in periods where their inclusion would have an anti-dilutive effect.

A reconciliation of earnings (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss) attributable to common stockholders	$(4,404,801)	$(512,696)	$(7,941,739)	$1,749,819

Weighted average common shares outstanding
Basic	23,082,334	12,235,286	22,948,475	12,223,337
Add potentially dilutive securities:
Unvested restricted stock awards	-	-	-	184,659
Stock appreciation rights	-	-	-	-
Stock options	-	-	-	-
Series D preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	23,082,334	12,235,286	22,948,475	12,407,996

Net income (loss) per common share:
Basic	$(0.19)	$(0.04)	$(0.35)	$0.14
Diluted	$(0.19)	$(0.04)	$(0.35)	$0.14

NOTE 11 – Debt and Interest Expense

Long-term debt consisted of the following:

	June 30,	December 31,
	2018	2017

Senior credit facility	$35,000,000	$27,700,000
Installment loan due 7/22/18 originating from the financing of
insurance premiums at 5.14% interest rate	94,226	651,124
Total debt	35,094,226	28,351,124
Less: current maturities	(35,094,226)	(651,124)
Total long-term debt	$-	$27,700,000

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

As of June 30, 2018, the credit facility had a borrowing base of $35.0 million. On July 31, 2018, the Borrowers entered into the Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) with the Lender. Pursuant to the Third Amendment, effective as of June 30, 2018, the Borrowers were granted a waiver for non-compliance from the liquidity covenant to have cash and cash equivalent investments together with borrowing base availability under the Credit Agreement of at least $4.0 million. In addition, as part of the Third Amendment, the Lenders requested that the Borrowers provide weekly cash flow forecasts and a monthly accounts payable report to the Lenders. The Third Amendment also provides for a redetermination of the borrowing base on August 15, 2018.

On May 8, 2018, the Borrowers entered into the Limited Waiver and Second Amendment to Credit Agreement and Borrowing Base Redetermination (the “Second Amendment”) with the Lender. Pursuant to the Second Amendment, which was effective as of March 31, 2018, the Borrowers were required to enter into additional hedging arrangements with respect to a substantial portion of the Borrowers projected production, which the Company complied with in the second quarter. In addition, in the Second Amendment the terms of the covenant related to the current ratio were revised to exclude the current portion of long-term indebtedness outstanding under the Credit Agreement from current liabilities, and Yuma was required to provide monthly production and lease operating expense statements to the Lender. The Second Amendment also provided a waiver of the financial covenant related to the maximum ratio of total debt to EBITDAX for the four fiscal quarter period ended March 31, 2018. The Second Amendment also reduced the borrowing base under the credit facility to $35.0 million as of May 8, 2018.

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

The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at June 30, 2018 was 6.10% for LIBOR-based debt and 8.00% for prime-based debt. Principal amounts outstanding under the credit facility are due and payable in full at maturity on October 26, 2019. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year of the unutilized portion of the borrowing base in effect from time to time. The Company is also required to pay customary letter of credit fees.

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

As of June 30, 2018, the Company was not in compliance under the credit facility with its (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, and (iv) the liquidity covenant requiring the Company to maintain unrestricted cash and borrowing base availability of at least $4.0 million. Due to this non-compliance, the Company classified its entire bank debt as a current liability in its financial statements as of June 30, 2018. On July 31, 2018, the Company received a waiver from its lenders to its lack of compliance with its liquidity covenant requiring unrestricted cash and borrowing base availability of at least $4.0 million. The Borrowers’ bank covenant calculations for the second quarter ended June 30, 2018 are due by August 29, 2018. Upon submission of these covenant calculations the Borrower intends to seek a waiver for the covenant violations related to the i) total debt to EBITDAX covenant, (ii) current ratio covenant, and (iii) EBITDAX to interest expense covenant for the second quarter. There can be no assurance that the Lenders will grant these waivers, as they represent breaches of the terms and conditions of the Credit Agreement and could result in acceleration of the Company’s indebtedness, in which case the debt would become immediately due and payable thereby giving the Lenders various rights and remedies, including foreclosure. The Company currently anticipates non-compliance with various financial covenants at September 30, 2018. See Note 2 – Liquidity and Going Concern.

The Company incurred commitment fees in connection with our Credit Agreement of $4,735 and $6,751 during the three months ended June 30, 2018 and 2017, respectively, and $19,170 and $12,376 during the six months ended June 30, 2018 and 2017, respectively.

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

See Note 9 – Stock-Based Compensation, which describes outstanding stock options, RSAs and SARs granted under the 2014 Plan and the provisions of the 2018 Plan adopted on June 7, 2018.

NOTE 13 – Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 0.00% and 11.19%, respectively. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 21% and the Company’s effective tax rate of 0.00% for the three months ended June 30, 2018 was primarily related to the valuation allowance on the deferred tax assets and state income taxes. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 11.19% for the three months ended June 30, 2017 was primarily related to the valuation allowance on the deferred tax assets and state income taxes.

The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 0.00% and 0.24%, respectively. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 21% and the Company’s effective tax rate of 0.00% for the six months ended June 30, 2018 was primarily related to the valuation allowance on the deferred tax assets and state income taxes. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 0.24% for the six months ended June 30, 2017 was primarily related to the valuation allowance on the deferred tax assets and state income taxes.

As of June 30, 2018, the Company had federal and state net operating loss carryforwards of approximately $176.9 million which expire between 2022 and 2038. Of this amount, approximately $59.5 million is subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could result in some amounts expiring prior to being utilized. Realization of a deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards.

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

NOTE 14 – Divestitures and Oil and Gas Asset Sales

The Company entered into an Asset Purchase and Sale Agreement on May 21, 2018 regarding its Kern County, California properties, including the sale of all of the Company’s oil and gas properties, fee properties, land, buildings, and other property and equipment for gross proceeds of $4.7 million and the buyer’s assumption of certain plugging and abandonment liabilities. The transaction is scheduled to close by August 31, 2018. In relation to the sale, the Company classified its land, buildings and other property and equipment located in Kern County as Held for sale in the second quarter, which required valuation of these assets at the lower of carrying value or fair value less costs to sell. Valuation of these assets resulted in an impairment charge of $176,968. The assets held for sale consist of land and building and other property and equipment with estimated fair values less costs to sell of $1,511,884 and $797,359, respectively, at June 30, 2018.

In January 2018, the Company sold a 12.5% working interest in ten sections of the project in Yoakum County, Texas, known as Mario, for $500,000. Additionally, the December 2017 sale of a 12.5% working interest under the same terms was settled in January 2018 for $500,000, bringing the total sales proceeds received to $1,000,000.

NOTE 15 – Commitments and Contingencies

Joint Development Agreement

On March 27, 2017, the Company entered into a Joint Development Agreement (“JDA”) with two privately held companies, both unaffiliated entities, covering an area of approximately 52 square miles (33,280 acres) in the Permian Basin of Yoakum County, Texas. In connection with the JDA, the Company held a 75% working interest in approximately 3,669 acres (2,752 net acres) as of December 31, 2017. As the operator of the property covered by the JDA, the Company was committed as of June 30, 2018 to spend an additional $276,708 by March 2020.

Throughput Commitment Agreement

On August 1, 2014, Crimson Energy Partners IV, LLC, as operator of the Company’s Chalktown properties, in which the Company has a working interest, entered into a throughput commitment (the “Commitment”) with ETC Texas Pipeline, Ltd. effective April 1, 2015 for a five year throughput commitment. In connection with the Commitment, the operator and the Company failed to reach the volume commitments in year two, and the Company anticipates that a shortfall will exist through the expiration of the five year term, which expires in March 2020. Accordingly, the Company is accruing the expected volume commitment shortfall amounts of approximately $29,000 per month to lease operating expense (“LOE”) based on production, which represents the maximum amounts that could be owed based upon the Commitment.

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

The Parish of St. Bernard v. Atlantic Richfield Co., et al

On October 13, 2016, two subsidiaries of the Company, Yuma Exploration and Production Company, Inc. (“Exploration”) and Yuma Petroleum Company (“YPC”), were named as defendants, among several other defendants, in an action by the Parish of St. Bernard in the Thirty-Fourth Judicial District of Louisiana. The petition alleges violations of the State and Local Coastal Resources Management Act of 1978, as amended, in the St. Bernard Parish.  The Company has notified its insurance carrier of the lawsuit.  Management intends to defend the plaintiffs’ claims vigorously.  The case was removed to federal district court for the Eastern District of Louisiana. A motion to remand was filed and the Court officially remanded the case on July 6, 2017. Exceptions for Exploration, YPC and the other defendants were filed; however, the hearing for such exceptions was continued from the original date of October 6, 2017 to November 22, 2017. The November 22, 2017 hearing was continued without date because the parties agreed the case will be de-cumulated into subcases, but the details of this are yet to be determined. The case was removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in this case. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the case. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. It is impossible to predict at this time how this case will now proceed other than that there will be a schedule set for opposition to the Motion to Remand and eventually a decision will be made as to whether this second removal will keep the case in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

Cameron Parish vs. BEPCO LP, et al & Cameron Parish vs. Alpine Exploration Companies, Inc., et al.

The Parish of Cameron, Louisiana, filed a series of lawsuits against approximately 190 oil and gas companies alleging that the defendants, including Davis Petroleum Acquisition Corp. (“Davis”), have failed to clear, revegetate, detoxify, and restore the mineral and production sites and other areas affected by their operations and activities within certain coastal zone areas to their original condition as required by Louisiana law, and that such defendants are liable to Cameron Parish for damages under certain Louisiana coastal zone laws for such failures; however, the amount of such damages has not been specified. Two of these lawsuits, originally filed February 4, 2016 in the 38th Judicial District Court for the Parish of Cameron, State of Louisiana, name Davis as defendant, along with more than 30 other oil and gas companies. Both cases have been removed to federal district court for the Western District of Louisiana. The Company denies these claims and intends to vigorously defend them. Davis has become a party to the Joint Defense and Cost Sharing Agreements for these cases. Motions to remand were filed and the Magistrate Judge recommended that the cases be remanded. The Company was advised that the new District Judge assigned to these cases is Judge Terry A. Doughty, and on May 9, 2018, Judge Doughty agreed with the Magistrate Judge’s recommendation and the cases were remanded to the 38th Judicial District Court, Cameron Parish, Louisiana. The cases were removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in these cases. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the cases. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. It is impossible to predict at this time how these cases will now proceed other than that there will be a schedule set for opposition to the Motions to Remand and eventually a decision will be made as to whether this second removal will keep the cases in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

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

Louisiana Severance Tax Audit

The State of Louisiana, Department of Revenue, notified Exploration that it was auditing Exploration’s calculation of its severance tax relating to Exploration’s production from November 2012 through March 2016. The audit relates to the Department of Revenue’s recent interpretation of long-standing oil purchase contracts to include a disallowable “transportation deduction,” and thus to assert that the severance tax paid on crude oil sold during the contract term was not properly calculated.  The Department of Revenue sent a proposed assessment in which they sought to impose $476,954 in additional state severance tax plus associated penalties and interest.   Exploration engaged legal counsel to protest the proposed assessment and request a hearing.  Exploration then entered a Joint Defense Group of operators challenging similar audit results.  Since the Joint Defense Group is challenging the same legal theory, the Board of Tax Appeals proposed to hear a motion brought by one of the taxpayers that would address the rule for all through a test case.  Exploration’s case has been stayed pending adjudication of the test case. The hearing for the test case was held on November 7, 2017, and on December 6, 2017, the Board of Tax Appeals rendered judgment in favor of the taxpayer in the first of these cases. The Department of Revenue filed an appeal to this decision on January 5, 2018 and the Company is still waiting for the case record to be lodged at the Louisiana Third Circuit Court of Appeal. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

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

John Hoffman v. Yuma Exploration & Production Company, Inc., et al.

This lawsuit, filed on June 15, 2018 in Livingston Parish, Louisiana, relates to a slip and fall injury to Mr. Hoffman that occurred on August 28, 2017. Mr. Hoffman was apparently an employee of a subcontractor of a contractor performing services for Exploration. The Company believes that its contractor is responsible for injuries to employees of the contractor or subcontractor and that their insurance coverage, or insurance coverage maintained by the Company, should cover damages awarded to Mr. Hoffman, if any. The Company has notified its insurance carrier of the lawsuit.

Hall-Degravelles, L.L.C. v. Cockrell Oil Corporation, et al.

Exploration, as a successor in interest from another company years ago, along with 41 other companies in the chain of title, was named as a defendant in this lawsuit brought in St. Mary’s Parish, Louisiana on July 9, 2018. The plaintiff alleges that it owns property in St. Mary’s Parish and that it has acquired rights from former owners of the property to pursue claims for monetary and punitive damages, property remediation and other relief against the defendants for alleged contamination and damage to the property from their oil and gas exploration and production activities over the years. The Company has notified its insurance carrier of the claim but believes that the suit is without merit. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage, therefore no liability has been recorded on the Company’s consolidated financial statements.

NOTE 16 – Subsequent Events

The Company is not aware of any subsequent events which would require recognition or disclosure in its consolidated financial statements, except as noted below or disclosed in the Company’s filings with the SEC.

On July 31, 2018, the Company entered into the Waiver and Third Amendment to its Credit Agreement with its lender (see Note 2 – Liquidity and Going Concern and Note 11 – Debt and Interest Expense).

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

Overview

Yuma Energy, Inc., a Delaware corporation (“Yuma” and collectively with its subsidiaries, the “Company,” “we,” “us” and “our”), is an independent Houston-based exploration and production company focused on acquiring, developing and exploring for conventional and unconventional oil and natural gas resources. Historically, our operations have focused on onshore properties located in central and southern Louisiana and southeastern Texas where we have a long history of drilling, developing and producing both oil and natural gas assets. In addition, during 2017 we began acquiring acreage in an extension of the San Andres formation in Yoakum County, Texas, with plans to explore and develop additional oil and natural gas assets in the Permian Basin of West Texas. Finally, we have operated positions in Kern County, California, and non-operated positions in the East Texas Woodbine and the Bakken Shale in North Dakota. Our common stock is listed on the NYSE American under the trading symbol “YUMA.”

Permian Basin

In 2017, we entered the Permian Basin through a joint venture with two privately held energy companies and established an Area of Mutual Interest (“AMI”) covering approximately 33,280 acres in Yoakum County, Texas, located in the Northwest Shelf of the Permian Basin. The primary target within the AMI is the San Andres formation, which has been one of the largest producing formations in Texas to date. As of June 30, 2018, we held a 62.5% working interest in approximately 4,823 gross acres (3,014 net acres) within the AMI. In November 2017, we drilled a salt water disposal well, the Jameson SWD #1. In December 2017, we spudded the State 320 #1H horizontal San Andres well, which was subsequently completed in February 2018. We opened the well on March 1, 2018 and placed the well on production. As of July 17, 2018, the well has produced a total of 1,708 barrels of oil, 12,748 Mcf of gas, and 421,603 barrels of water. The well is currently shut-in pending evaluation of the commerciality and future development of the prospect area. Given the well performance to date, the ability to establish commercial production in the prospect area is uncertain at this time.

Preferred Stock

As of June 30, 2018, we had 1,971,072 shares of our Series D preferred stock outstanding with an aggregate liquidation preference of approximately $21.8 million and a conversion price of $6.5838109 per share. If all of our outstanding shares of Series D preferred stock were converted into common stock, we would need to issue approximately 3.3 million shares of common stock. The Series D preferred stock is paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum (cumulative).

Results of Operations

Production

The following table presents the net quantities of oil, natural gas and natural gas liquids produced and sold by us for the three and six months ended June 30, 2018 and 2017, and the average sales price per unit sold.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Production volumes:
Crude oil and condensate (Bbls)	47,322	66,242	94,479	142,640
Natural gas (Mcf)	538,241	786,111	1,171,681	1,685,538
Natural gas liquids (Bbls)	28,974	35,092	54,217	68,566
Total (Boe) (1)	166,003	232,353	343,976	492,129
Average prices realized:
Crude oil and condensate (per Bbl)	$67.69	$47.14	$66.36	$48.65
Natural gas (per Mcf)	$3.30	$3.29	$3.04	$3.05
Natural gas liquids (per Bbl)	$29.11	$24.05	$30.09	$23.61

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

Revenues

The following table presents our revenues for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales of natural gas and crude oil:
Crude oil and condensate	$3,203,260	$3,122,848	$6,269,517	$6,938,780
Natural gas	1,775,919	2,587,968	3,567,170	5,141,410
Natural gas liquids	843,398	843,888	1,631,426	1,618,938
Total revenues	$5,822,577	$6,554,704	$11,468,113	$13,699,128

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

Crude oil volumes sold were 28.6%, or 18,920 Bbls, lower for the three months ended June 30, 2018 compared to crude oil volumes sold during the three months ended June 30, 2017, due primarily to a decrease of 5,478 Bbls resulting from divesting the El Halcón Field during the second quarter of 2017. Additional decreases included the Cameron Canal Field (2,381 Bbls), the Livingston Field (2,730 Bbls), La Posada (2,164 Bbls) and Main Pass 4 (2,785 Bbls). Realized crude oil prices experienced a 43.6% increase from the three months ended June 30, 2017 compared to the three months ended June 30, 2018.

Crude oil volumes sold were 33.8%, or 48,161 Bbls, lower for the six months ended June 30, 2018 compared to crude oil volumes sold during the three months ended June 30, 2017, due primarily to a decrease of 15,300 Bbls resulting from divesting the El Halcón Field during the second quarter of 2017. Additional decreases included the Cameron Canal Field (8,458 Bbls), the Livingston Field (5,289 Bbls), Main Pass 4 (4,919 Bbls), La Posada (4,707 Bbls) and the Chalktown Field (2,820 Bbls). Realized crude oil prices experienced a 36.4% increase from the six months ended June 30, 2017 compared to the six months ended June 30, 2018.

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

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, we experienced a 31.5%, or 247,870 Mcf, decrease in natural gas volumes sold and a decrease in natural gas liquids sold of 17.4%, or 6,118 Bbls. The decreases were due primarily to decreases at the Cameron Canal Field (66,705 Mcf), the Lac Blanc Field (70,302 Mcf) and La Posada (113,509 Mcf). During the same period, realized natural gas prices increased by 0.3% and realized natural gas liquids prices increased by 21.0%.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, we experienced a 30.5%, or 513,857 Mcf, decrease in natural gas volumes sold and a decrease in natural gas liquids sold of 20.9%, or 14,349 Bbls. The decreases were due primarily to decreases at La Posada (254,773 Bbls), the Cameron Canal Field (185,931 Bbls) and the Lac Blanc Field (30,033 Bbls). During the same period, realized natural gas prices decreased by 0.3% and realized natural gas liquids prices increased by 27.4%.

Expenses

Lease Operating Expenses

Our lease operating expenses (“LOE”) and LOE per Boe for the three and six months ended June 30, 2018 and 2017, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lease operating expenses	$1,890,809	$1,844,896	$3,556,129	$3,542,804
Severance, ad valorem taxes and
marketing	905,016	1,214,228	1,865,464	2,177,584
Total LOE	$2,795,825	$3,059,124	$5,421,593	$5,720,388

LOE per Boe	$16.84	$13.17	$15.76	$11.62
LOE per Boe without severance,
ad valorem taxes and marketing	$11.39	$7.94	$10.34	$7.20

LOE includes all costs incurred to operate wells and related facilities, both operated and non-operated. In addition to direct operating costs such as labor, repairs and maintenance, equipment rentals, materials and supplies, fuel and chemicals, LOE also includes severance taxes, product marketing and transportation fees, insurance, ad valorem taxes and operating agreement allocable overhead.

The 8.6% decrease in total LOE for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due to a decrease of $82,534 related to the sale of the El Halcón Field during the second quarter of 2017, a decrease of $48,916 in the Livingston Field due to a reduction of active wells, a decrease of $38,912 at Lac Blanc due to decreased field-related costs, and a $27,123 decrease in costs related to our California field operations.  These reductions were offset by an increase of $136,690 for our Permian operations which came online in the first quarter of 2018, and a $37,773 increase for the Main Pass 4 workover.  LOE per barrel of oil equivalent increased by 27.9% from the same period of the prior year generally due to the decrease in volumes noted above while a substantial portion of LOE is related to fixed costs.

The 5.2% decrease in total LOE for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to a decrease of $227,891 related to the sale of the El Halcón Field during the second quarter of 2017, a decrease of $73,570 in the Livingston Field due to a reduction of active wells, and a $90,159 decrease in costs related to our California field operations.  These reductions were offset by an increase of $162,576 for our Permian operations which came online in the first quarter of 2018, a $73,116 increase at La Posada from production facility expenses, and a $66,033 increase for the Main Pass 4 workover.  LOE per barrel of oil equivalent increased by 35.6% from the same period of the prior year generally due to the decrease in volumes noted above while a substantial portion of LOE is related to fixed costs.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses for the three and six months ended June 30, 2018 and 2017, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative:
Stock-based compensation	$64,230	$385,097	$360,524	$436,832
Capitalized	-	-	-	-
Net stock-based compensation	64,230	385,097	360,524	436,832

Other	1,853,316	2,329,938	3,980,513	4,926,860
Capitalized	(265,688)	(423,309)	(643,647)	(844,229)
Net other	1,587,628	1,906,629	3,336,866	4,082,631

Net general and administrative expenses	$1,651,858	$2,291,726	$3,697,390	$4,519,463

G&A Other primarily consists of overhead expenses, employee remuneration and professional and consulting fees. We capitalize certain G&A expenditures relating to oil and natural gas acquisition, exploration and development activities following the full cost method of accounting.

For the three months ended June 30, 2018, net G&A expenses were 27.9%, or $639,868, lower than the amount for the same period in 2017. Variances include a decrease in accounting and audit fees of $45,078, a decrease in consulting fees of $71,297, a decrease in salaries and stock compensation of $178,337 and $320,867, respectively, a decrease in franchise taxes of $97,351, a decrease in costs associated with the Company’s acquisition of Davis Petroleum Acquisition Corp. (“Davis”) of $75,000, offset by an increase in termination benefits of $169,825. The decrease in stock compensation was primarily a result of the reevaluation of liability-based SARs in the second quarter.

For the six months ended June 30, 2018, net G&A expenses were 18.2%, or $822,073, lower than the amount for the same period in 2017. Variances include a decrease in accounting and audit fees of $202,467, a decrease in consulting fees of $128,718, a decrease in salaries and stock compensation of $321,951 and $76,308, respectively, a decrease in costs associated with the Company’s acquisition of Davis of $251,195, offset by an increase in termination benefits of $169,825.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) for oil and gas properties (excluding DD&A related to other property, plant and equipment) for the three and six months ended June 30, 2018 and 2017, is summarized as follows:

	Three Months Ended June 30,		Six Months Eneded June 30,
	2018	2017	2018	2017
DD&A	$2,204,936	$2,763,444	$4,382,023	$5,904,384

DD&A per Boe	$13.28	$11.89	$12.74	$12.00

DD&A decreased by 20.2% and 25.8% for the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily as a result of the decrease in the net quantities of crude oil and natural gas sold.

Impairment of Oil and Natural Gas Properties

We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, excluding gains or losses from derivatives. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. During the three and six months ended June 30, 2018 and 2017, we did not record any full cost ceiling impairments. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Interest Expense

Our interest expense for the three and six months ended June 30, 2018 and 2017, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$585,866	$549,871	$1,167,699	$1,090,512
Interest capitalized	(18,231)	(67,586)	(133,772)	(112,136)
Net	$567,635	$482,285	$1,033,927	$978,376

Bank debt	$35,000,000	$32,000,000	$35,000,000	$32,000,000

Interest expense (net of amounts capitalized) increased $85,350 and $55,551 for the three and six months ended June 30, 2018 over the same periods in 2017 as a result of higher amounts outstanding under our credit facility during the three months ended June 30, 2018, in addition to less capitalized interest in the three months ended June 30, 2018 compared to the same period in 2017.

For a more complete narrative of interest expense, and terms of our credit agreement, refer to Note 11 – Debt and Interest Expense in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

Income Tax Expense

The following summarizes our income tax expense (benefit) and effective tax rates for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income (loss)
before income taxes	$(4,030,385)	$(183,977)	$(7,203,306)	$2,444,679
Income tax expense (benefit)	$-	$(20,581)	$-	$5,950
Effective tax rate	0.00%	11.19%	0.00%	0.24%

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

We initiated several strategic alternatives to remedy our limited liquidity (defined as cash on hand and undrawn borrowing base), our financial covenant compliance issues, and to provide us with additional working capital to develop our existing assets. During the second quarter, we entered into an Asset Purchase and Sale Agreement on May 21, 2018 regarding our Kern County, California properties, including the sale of all of our oil and gas properties, fee properties, land, buildings, and other property and equipment in consideration of $4.7 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities. The transaction is scheduled to close by August 31, 2018. Upon the closing of the transaction, it is anticipated that the majority of the proceeds will be applied to the repayment of borrowings under our credit facility. In addition, we have reduced our personnel by eight employees since December 31, 2017, a 24% decrease, including five positions that were eliminated on June 30, 2018. This brings the Company’s headcount to 26 employees as of June 30, 2018. It should also be noted that, during the second quarter of 2018, we took additional steps to further reduce our general and administrative costs by reducing subscriptions, consultants and other non-essential services, as well as eliminating certain of our capital expenditures planned for 2018.

Additionally, we plan to take further steps to remedy our limited liquidity, which may include, but are not limited to, further reducing or eliminating capital expenditures; entering into additional commodity derivatives for a portion of our anticipated production; further reducing general and administrative expenses; selling certain non-core assets; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. There can be no assurance that the exploration of strategic alternatives will result in a transaction or otherwise remedy our limited liquidity.

The significant risks and uncertainties described in Note 2 – Liquidity and Going Concern in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report raise substantial doubt about our ability to continue as a going concern.

Cash Flows from Operating Activities

Net cash provided by operating activities was $3,063,719 for the six months ended June 30, 2018 compared to $2,889,407 in cash provided during the same period in 2017. This increase was primarily caused by changes in assets and liabilities, including a decrease in accounts receivable of $1,339,227 offset by a decrease in revenue as a result of decreased production.

One of the primary sources of variability in our cash flows from operating activities is fluctuations in commodity prices, the impact of which we partially mitigate by entering into commodity derivatives. Sales volume changes also impact cash flow. Our cash flows from operating activities are also dependent on the costs related to continued operations.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, we had a total of $7,117,895 of cash used in investing activities. Of that, $4,000,449 related to the drilling of the State 320 #1H, $2,186,791 related to the drilling of the Jameson #1 salt water disposal well, $889,108 related to lease acquisition costs for our Permian Basin acquisition, and realized cash derivatives resulting in a decrease of $1,189,211, offset by $1,000,000 related to proceeds from the sale of additional working interests in the Mario Prospect.

During the six months ended June 30, 2017, we had a total of $2,066,207 of cash provided by investing activities. Of that, $5,175,063 was related to proceeds from the sale of the El Halcón field, offset by $1,001,444 related to the SL 18090 #2 well to establish production from the SIPH-D1 zone and $744,401 spent on lease acquisition costs related to our Permian Basis acquisition. In addition, $844,229 was capitalized G&A related to land, geological and geophysical costs.

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

During the six months ended June 30, 2018, we had net cash provided by financing activities of $6,265,440. Of that amount, $14,300,000 was borrowed on our credit facility, $7,000,000 was used for repayments on our credit facility, $413,612 of treasury stock was repurchased in connection with the satisfaction of tax obligations upon the vesting of employees’ restricted stock awards, and $556,898 was used for payments on our insurance financing. In addition, we paid costs related to a shelf registration statement of $64,050. As of June 30, 2018, we had a $35,000,000 borrowing base under our credit facility with the full amount advanced. Other than our credit facility, we had debt of $94,226 at June 30, 2018 from installment loans financing oil and natural gas property insurance premiums. We had a cash balance of $2,348,627 at June 30, 2018.

At June 30, 2017, we had a $40,500,000 conforming borrowing base under our credit facility with $32,000,000 advanced, leaving a borrowing capacity of $8,500,000. Other than the credit facility, we had debt of $86,558 at June 30, 2017 from installment loans financing oil and natural gas property insurance premiums. We had a cash balance of $543,095 at June 30, 2017.

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

As of June 30, 2018, the credit facility had a borrowing base of $35.0 million. On July 31, 2018, the Borrowers entered into the Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) with the Lender. Pursuant to the Third Amendment, effective as of June 30, 2018, the Borrowers were granted a waiver for non-compliance from the liquidity covenant to have cash and cash equivalent investments together with borrowing base availability under the Credit Agreement of at least $4.0 million. In addition, as part of the Third Amendment, the Lenders requested that the Borrowers provide weekly cash flow forecasts and a monthly accounts payable report to the Lenders. The Third Amendment also provides for a redetermination of the borrowing base on August 15, 2018.

On May 8, 2018, the Borrowers entered into the Limited Waiver and Second Amendment to Credit Agreement and Borrowing Base Redetermination (the “Second Amendment”) with the Lender. Pursuant to the Second Amendment, which was effective as of March 31, 2018, the Borrowers were required to enter into additional hedging arrangements with respect to a substantial portion of the Borrowers projected production, which the Company complied with in the second quarter. In addition, in the Second Amendment the terms of the covenant related to the current ratio were revised to exclude the current portion of long-term indebtedness outstanding under the Credit Agreement from current liabilities; and Yuma was required to provide monthly production and lease operating expense statements to the Lender. The Second Amendment also provided a waiver of the financial covenant related to the maximum ratio of total debt to EBITDAX for the four fiscal quarter period ended March 31, 2018. The Second Amendment also reduced the borrowing base under the credit facility to $35.0 million as of May 8, 2018.

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

The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at June 30, 2018 was 6.10% for LIBOR-based debt and 8.00% for prime-based debt. Principal amounts outstanding under the credit facility are due and payable in full at maturity on October 26, 2019. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year of the unutilized portion of the borrowing base in effect from time to time. We are also required to pay customary letter of credit fees.

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

In addition, the Credit Agreement requires us to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 on the last day of each quarter, a ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses (“EBITDAX”) ratio of not greater than 3.5 to 1.0 for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination, and a ratio of EBITDAX to interest expense of not less than 2.75 to 1.0 for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination, and cash and cash equivalent investments together with borrowing availability under the Credit Agreement of at least $4.0 million. The Credit Agreement contains customary affirmative covenants and defines events of default for credit facilities of this type, including failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and a change of control. Upon the occurrence and continuance of an event of default, the Lender has the right to accelerate repayment of the loans and exercise its remedies with respect to the collateral. As of June 30, 2018, we were not in compliance with several of our financial covenants under the Credit Agreement. On July 31, 2018, we received a waiver from our lenders to our lack of compliance with our liquidity covenant requiring unrestricted cash and borrowing base availability of at least $4.0 million. The Borrowers’ bank covenant calculations for the second quarter ended June 30, 2018 are due by August 29, 2018. Upon submission of these covenant calculations the Borrower intends to seek a waiver for the covenant violations related to the i) total debt to EBITDAX covenant, (ii) current ratio covenant, and (iii) EBITDAX to interest expense covenant for the second quarter. There can be no assurance that the Lenders will grant these waivers, as they represent breaches of the terms and conditions of the Credit Agreement and could result in acceleration of the Company’s indebtedness, in which case the debt would become immediately due and payable thereby giving our Lenders various rights and remedies, including foreclosure. We currently anticipate non-compliance with various financial covenants at September 30, 2018. See Note 2 – Liquidity and Going Concern in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

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

Fair Market Value of Commodity Derivatives

	June 30, 2018		December 31, 2017
	Oil	Natural Gas	Oil	Natural Gas
Assets
Current	$-	$-	$-	$-
Noncurrent	$-	$-	$-	$-

(Liabilities) assets
Current	$(2,587,919)	$(25,771)	$(1,198,307)	$295,304
Noncurrent	$(729,764)	$(53,574)	$(319,104)	$(17,302)

Assets and liabilities are netted within each commodity on the Consolidated Balance Sheets. For the balances without netting, refer to Note 7 – Commodity Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

The fair market value of our commodity derivative contracts in place at June 30, 2018 and December 31, 2017 were net liabilities of $3,397,028 and $1,239,409, respectively.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018 our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	-	-	-	-
May 2018	10,831	$0.40	-	-
June 2018	-	-	-	-

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

Form 10-Q for the quarter ended June 30, 2018.

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

YUMA ENERGY, INC.

	By:	/s/ Sam L. Banks
	Name:	Sam L. Banks
Date: August 9, 2018	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James J. Jacobs
Date: August 9, 2018	Name:	James J. Jacobs
	Title:	Chief Financial Officer (Principal Financial Officer)