Form 10-K
period 2018-12-31
Yuma Energy, Inc.
filed 2019-04-02
CIK 1672326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                          to                            ..

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

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price of $0.54 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9,222,288.

At March 29, 2019, 23,163,165 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this report Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “could,” “should,” “project,” “intends,” “plans,” “pursue,” “target,” “continue,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” or “potential,” the negative of such terms or variations thereon, or other comparable terminology. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under Item 1A. “Risk Factors” of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

●
The administrative agent under our credit agreement has declared us to be in default and has reserved all its rights and remedies under the credit agreement including the right to accelerate and declare our loans due and payable and to foreclose on the collateral pledged under the credit agreement, in whole or in part;

●
substantial doubt exists about our ability to continue as a going concern;

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

●
we may incur more debt at substantially higher costs and which may make us more vulnerable to economic downturns and adverse developments in our business;

●
our ability to successfully develop our undeveloped reserves or acreage;

●
our oil and natural gas assets are concentrated in a relatively small number of properties;

●
access to adequate gathering systems, processing facilities, transportation take-away capacity to move our production to market and marketing outlets to sell our production at market prices;

●
our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and seek to develop our properties;

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

PART I

Item 1.
Business.

Overview

Unless the context otherwise requires, all references in this report to the “Company,” “Yuma,” “our,” “us,” and “we” refer to Yuma Energy, Inc., a Delaware corporation, and its subsidiaries, as a common entity. Unless otherwise noted, all information in this report relating to oil, natural gas and natural gas liquids reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent reserve engineers and are net to our interest. We have referenced certain technical terms important to an understanding of our business under the Glossary of Selected Oil and Natural Gas Terms section above. Throughout this report, we make statements that may be classified as “forward-looking.” Please refer to the Cautionary Statement Regarding Forward-Looking Statements section above for an explanation of these types of statements.

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

Recent Developments

Senior Credit Agreement and Going Concern

The factors and uncertainties described below, as well as other factors which include, but are not limited to, declines in our production, our failure to establish commercial production on our Permian properties, and our substantial working capital deficit of approximately $37.0 million, raise substantial doubt about our ability to continue as a going concern. The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

The borrowing base of the credit facility was $34.0 million as of December 31, 2018, and the Company was and is fully drawn under the credit facility leaving no availability on the line of credit. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets.

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

At December 31, 2018, we were not in compliance under the credit facility with our (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, (iv) the liquidity covenant requiring us to maintain unrestricted cash and borrowing base availability of at least $4.0 million, and (v) obligation to make an interest only payment for the quarter ended December 31, 2018. In addition, we currently are not making payments of interest under the credit facility and anticipate future non-compliance under the credit facility going forward. Due to this non-compliance, as well as the credit facility maturity in 2019, we classified our entire bank debt as a current liability in our financial statements as of December 31, 2018. On October 9, 2018, we received a notice and reservation of rights from the administrative agent under the Credit Agreement advising that an event of default has occurred and continues to exist by reason of our noncompliance with the liquidity covenant requiring us to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this report, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but may exercise one or more of these remedies in the future. We have commenced discussions with the Lender concerning a forbearance agreement or waiver of the event of default; however, there can be no assurance that the Lender and us will come to any agreement regarding a forbearance or waiver of the event of default. As required under the Credit Agreement, we previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, we received a notice of an event of default under our ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the ISDA Agreement, SocGen unwound all of our hedges with them. The notice provides for a payment of approximately $347,129 to settle our outstanding obligations thereunder related to SocGen’s hedges. On March 19, 2019, we received a notice of an event of default under our ISDA Agreement with BP (the “BP ISDA”). Due to the default under the ISDA Agreement, BP also unwound all of our hedges with them. The notice provides for a payment of approximately $775,725 to settle our outstanding obligations thereunder related to BP’s hedges.

Sale of Certain Non-Core Oil and Gas Properties

On August 20, 2018, we sold our 3.1% leasehold interest consisting of 9.8 net acres in one section in Eddy County, New Mexico for $127,400. On October 23, 2018, we sold substantially all of our Bakken assets in North Dakota for approximately $1.16 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities of approximately $15,200. The Bakken assets represented approximately 12 barrels of oil equivalent per day of our production in the third quarter of 2018. On October 24, 2018, we sold certain deep rights in undeveloped acreage located in Grady County, Oklahoma for approximately $120,000. Proceeds of $1.0 million from these non-core asset sales were applied to the repayment of borrowings under the credit facility in October 2018.

Recent Entry into PSA on our California Properties

An Asset Purchase and Sale Agreement dated March 21, 2019, was executed on behalf of Pyramid Oil, LLC and Yuma Energy, Inc. (Sellers) and an undisclosed buyer (Buyer) covering the sale of all of Seller’s assets in Kern County, California. The purchase price for the sale is $2.1 million and the effective date is April 1, 2019. The parties expect to close the transaction by April 26, 2019. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in six months following closing and maintains that average for twelve consecutive months then Buyer shall pay to the seller $250,000. Upon closing, we anticipate that the proceeds will be applied to the repayment of borrowings under the credit facility and/or working capital; however, there can be no assurance that the transaction will close.

Preferred Stock

As of December 31, 2018, we had 2,041,240 shares of our Series D preferred stock outstanding with an aggregate liquidation preference of approximately $22.6 million and a conversion price of $6.5838109 per share. The conversion price was adjusted from $11.0741176 per share to $6.5838109 per share as a result of our common stock offering that closed in October 2017. As a result, if all of our outstanding shares of Series D preferred stock were converted into common stock, we would need to issue approximately 3.4 million shares of common stock. The Series D preferred stock is paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum.

Operating Outlook

Recognizing the volatility in oil and natural gas prices, we plan to continue a disciplined approach in 2019 by emphasizing liquidity and value, enhancing operational efficiencies, and managing expenses. We will continue to evaluate the oil and natural gas price environments and may adjust our capital spending plans, capital raising activities, and strategic alternatives (including possible asset sales) to maintain appropriate liquidity and financial flexibility to the extent that we can.

Business Strategy

Due to our lack of liquidity, as well as the continued volatile commodity price environment, we expect our capital spending plans to be limited in 2019 without the successful completion of a strategic alternative that improves the liquidity of the Company. In addition, we may slow down or forego the development of our properties to more closely manage our cash flows. We will be focused on lower risk and lower cost opportunities to maintain or minimize our declines in production and cash flow.

The key elements of our business strategy are:

➢
seek merger, acquisition, and joint venture opportunities to increase our liquidity, as well as reduce our G&A on a per Boe basis;

➢
transition existing inventory of non-producing reserves into oil and natural gas production.

Description of Major Properties

We are the operator of properties containing approximately 65.6% of our proved oil and natural gas reserves as of December 31, 2018. As operator, we are able to directly influence exploration, development and production operations.

As is common in the industry, we participate in non-operated properties and investments on a selective basis; our non-operating participation decisions are dependent on the technical and economic nature of the projects and the operating expertise and financial standing of the operators. The following is a description of our significant oil and natural gas properties.

South Louisiana

We have operated and non-operated assets in many of the prolific oil and natural gas producing parishes of south Louisiana including Cameron, LaFourche, Livingston, St. Helena, St. Bernard, and Vermilion parishes. As of December 31, 2018, we had working interests in nine fields in south Louisiana, of which we operate six with an average operated working interest of 65.7%. The acreage associated with these leasehold positions is comprised of 18,536 gross acres and 3,172 net acres. The associated assets produce from a variety of conventional formations with oil, natural gas and natural gas liquids from depths of approximately 5,500 feet to almost 19,000 feet. The formations include the Lower Miocene, CibCarst, Dibert, Wilcox, Marg Tex, Het 1A, Tuscaloosa, Miocene Siphonina and Lower Planulina Cris R sands. The collective net production from this area averaged approximately 355 Bbl/d of oil, 5.5 MMcf/d of natural gas and 234 Bbl/d of natural gas liquids during the year ended December 31, 2018. The Chandeleur Sound Blk 71, State Lease 18194 #1 well located at our Main Pass 4 facility was shut in on February 27, 2019.  Prior to the well being shut in, it was producing approximately 20 net BOE/d. We are evaluating workover options to restore the well to production. Preliminary estimates to reestablish production for this well are estimated at a net cost of $300,000 to $400,000.

Our two largest fields in south Louisiana, based on estimated proved reserve value, are described below.

Lac Blanc Field, Vermilion Parish, Louisiana – We are the operator of the Lac Blanc Field where we have an average working interest of 81.3%. The field is comprised of 1,744 gross acres and 1,090 net acres where two wells, the SL 18090 #1 and #2, are producing from the Miocene Siphonina D-1 sand (18,700 feet sand). The net production from the field averaged approximately 64 Bbl/d of oil, 2.8 MMcf/d of natural gas and 156 Bbl/d of natural gas liquids during the year ended December 31, 2018.

The Lac Blanc LP#2 went off production on February 4, 2019.  Prior to going off-line, this well was producing approximately 995 net Mcf/d, or $150,000 per month in cash flow. We are reviewing options to put this well back online, but given our preliminary evaluation of the well, it is likely that costs could be significant, and due to our limited liquidity and the economics associated with the workover, there is no assurance we can fund the work. We will produce the well intermittently at a rate estimated to be less than 20% of the prior rate. The LP #1 and #2 are in the same reservoir so total reserves recovered from both wells are not expected to be materially impacted, but due to the disparate working interest (LP #1 and #2 of 62.5% and 100%, respectively) our net reserves would decrease should the LP #2 well not be put back into service.  In addition, our cash flows will be similarly impacted by this decreased production from the LP #2 well.

Bayou Hebert Field, Vermilion Parish, Louisiana – We have a 12.5% non-operated working interest in the Bayou Hebert Field, which is comprised of approximately 1,600 gross acres and 200 net acres with three wells completed in the Lower Planulina Cris R sands.  Two of the three wells are currently shut in. The net production from the field averaged approximately 39 Bbl/d of oil, 1.8 MMcf/d of natural gas and 76 Bbl/d of natural gas liquids during the year ended December 31, 2018. The one producing well in the Bayou Herbert Field is currently producing at a reduced rate of 375 Mcf/d net while the operator is repairing the SWD pumps. We expect the production to be restored to approximately 895 to 1,345 Mcf/d net in the second quarter of 2019.

Southeast Texas

We have operated and non-operated properties in southeast Texas containing both conventional and unconventional properties located in Jefferson and Madison counties. As of December 31, 2018, we had working interests in two fields, one of which we are the operator, with a working interest of 47.4%. The average working interest in the non-operated field was approximately 23.0%. The acreage associated with these leasehold positions consist of 24,444 gross acres and 591 net acres. The unconventional assets are developed primarily with horizontal wells in tight Woodbine sands producing oil, natural gas, and natural gas liquids from depths of approximately 8,000 feet to 9,000 feet. Typical development wells are drilled horizontally with lateral sections ranging from approximately 4,500 feet to 7,500 feet in length where multi-stage fracturing technology is employed. The collective net production from this area averaged approximately 26 Bbl/d of oil, 230 Mcf/d of natural gas and 40 Bbl/d of natural gas liquids during the year ended December 31, 2018.

California

We have assets in Kern County, California. As of December 31, 2018, we have a 100% working interest in five conventional fields with a leasehold position comprised of 1,192 gross acres inclusive of 263 fee or minerals only acres. These properties produce oil from a variety of conventional formations including the Pliocene, Miocene, Oligocene, and Eocene from depths ranging from approximately 800 feet to 6,300 feet. For the year ended December 31, 2018, net production from our California assets averaged approximately 78 Bbls/d of oil. On March 21, 2019, we entered into an Asset Purchase and Sale Agreement covering the sale of all of our assets in Kern County, California for $2.1 million, with an effective date of April 1, 2019. We expect to close the transaction by April 26, 2019.

Permian Basin

In 2017, we entered the Permian Basin through a joint venture with two privately held energy companies and established an AMI covering approximately 33,280 acres in Yoakum County, Texas, located in the Northwest Shelf of the Permian Basin. The primary target within the AMI is the San Andres formation. As of March 1, 2019, we held a 62.5% working interest in approximately 3,192 gross acres (1,995 net acres) within the AMI. We are the operator of the joint venture. In December 2017, we sold a 12.5% working interest in ten sections of the project on a promoted basis and sold an additional 12.5% working interest in the same ten sections under the same terms in January 2018. On November 8, 2017, we spudded a salt water disposal well, the Jameson SWD #1, and completed the well on December 8, 2017. The rig was then moved to our State 320 #1H horizontal San Andres well, which we spudded on December 13, 2017. The State 320 #1H well reached total depth on January 2, 2018, and was subsequently completed, fraced and placed on production on March 1, 2018. The well failed to establish commercial production and is currently shut in pending evaluation of the commerciality of the prospect area. Given the poor well performance and our limited liquidity, the ability to establish commercial production in the prospect area is uncertain at this time.

Oil and Natural Gas Reserves

All of our oil and natural gas reserves are located in the United States. Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in Note 24 – Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited) in the Notes to the Consolidated Financial Statements in Part II, Item 8 in this report. The reserve estimates have been prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. We have no long-term supply or similar agreements with foreign governments or authorities. We did not provide any reserve information to any federal agencies in 2018 other than to the SEC and the Department of Energy.

Estimated Proved Reserves

The table below summarizes our estimated proved reserves at December 31, 2018 based on reports prepared by NSAI. In preparing these reports, NSAI evaluated 100% of our properties at December 31, 2018. For more information regarding our independent reserve engineers, please see Independent Reserve Engineers below. The information in the following table does not give any effect to or reflect our commodity derivatives.

	Oil (MBbls)	Natural Gas Liquids (MBbls)	Natural Gas (MMcf)	Total (MBoe)(1)	Present Value Discounted at 10% ($ in thousands)(2)
Proved developed (3)
Lac Blanc Field (4)	301	586	10,704	2,671	$27,782
Bayou Hebert Field (4)	92	189	4,604	1,050	16,332
Other	1,138	36	1,568	1,433	21,942
Total proved developed	1,531	811	16,876	5,154	66,056
Proved undeveloped (3)
Lac Blanc Field(4)	-	-	-	-	-
Bayou Hebert Field (4)	-	-	-	-	-
Other	-	-	-	-	-
Total proved undeveloped	-	-	-	-	-
Total proved (3)	1,531	811	16,876	5,154	$66,056

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

Non-GAAP Reconciliation ($ in thousands)

The following table reconciles our direct interest in oil, natural gas and natural gas liquids reserves as of December 31, 2018:

Present value of estimated future net revenues (PV10)	$66,056
Future income taxes discounted at 10%	-
Standardized measure of discounted future net cash flows	$66,056

(3)
Proved reserves were calculated using prices equal to the twelve-month unweighted arithmetic average of the first-day-of-the-month prices for each of the preceding twelve months, which were $65.56 per Bbl (WTI) and $3.10 per MMBtu (HH), for the year ended December 31, 2018. Adjustments were made for location and grade.

(4)
Our Lac Blanc Field and Bayou Hebert Field were our only fields that each contained 15% or more of our estimated proved reserves as of December 31, 2018.

Proved Undeveloped Reserves

At December 31, 2018, we had no proved undeveloped (“PUD”) reserves. The following table details the changes in PUD reserves for the year ended December 31, 2018 (in MBoe):

Beginning proved undeveloped reserves at January 1, 2018	1,295
Undeveloped reserves transferred to developed	-
Purchases of minerals-in-place	-
Sales of minerals-in-place	-
Extensions and discoveries	-
Production	-
Revisions	(1,295)
Proved undeveloped reserves at December 31, 2018	-

From January 1, 2018 to December 31, 2018, our PUD reserves decreased 1,295 MBoe, or 100%, from 1,295 MBoe to -0- MBoe, primarily due to our decision to write off our PUD reserves as a result of our liquidity and the uncertainty of our ability to fund their future development.

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

Technology Used to Establish Estimates of Proved Reserves

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

  Our Vice President – Evaluations and Engineering was the person primarily responsible for overseeing the preparation of our internal reserve estimates and for overseeing the independent petroleum engineering firm during the preparation of our reserve report. He has a Bachelor of Science degree in Petroleum Engineering and over 12 years of industry experience, with 9 years or more of experience working as a reservoir engineer, senior reservoir engineering, team lead senior reservoir engineering and vice president of reservoir engineering. His professional qualifications meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers The Vice President – Evaluations and Engineering reports directly to our Interim Chief Executive Officer.

Internal Control over Preparation of Reserve Estimates

The design of our internal controls over our reserve estimation process was not effective as of December 31, 2018. The primary inputs to the reserve estimation process are technical information, financial data, ownership interest and production data. The relevant field and reservoir technical information, which are reviewed quarterly and are updated at least annually, is assessed for validity when our independent petroleum engineering firm has technical meetings with our engineers, geologists, and operations and land personnel. Current revenue and expense information is obtained from our accounting records, which are subject to external quarterly reviews, annual audits and our own set of internal controls over financial reporting. All current financial data such as commodity prices, lease operating expenses, production taxes and field-level commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Our current ownership in mineral interests and well production data are also subject to our internal controls over financial reporting, and they are incorporated in our reserve database as well and verified internally by us to ensure their accuracy and completeness. Once the reserve database has been updated with current information, and the relevant technical support material has been assembled, our independent engineering firm meets with our technical personnel to review field performance and future development plans in order to further verify the validity of estimates. Following these reviews, the reserve database is furnished to NSAI so that it can prepare its independent reserve estimates and final report. The reserve estimates prepared by NSAI have been reviewed and compared to our internal estimates by our Vice President – Evaluations and Engineering and our reservoir engineering staff. Material reserve estimation differences are reviewed between NSAI’s reserve estimates and our internally prepared reserves on a case-by-case basis. An iterative process is performed between NSAI and us, and additional data is provided to address any differences. If the supporting documentation will not justify additional changes, the NSAI reserves are accepted. In the event that additional data supports a reserve estimation adjustment, NSAI will analyze the additional data, and may make changes it deems necessary. Additional data is usually comprised of updated production information on new wells. Once the review is completed and all material differences are reconciled, the reserve report is finalized and our reserve database is updated with the final estimates provided by NSAI. Access to our reserve database is restricted to specific members of our reservoir engineering department and management.

Notwithstanding our foregoing controls and procedures, it came to management’s attention that the lease operating expense forecast for a significant field was misstated in our annual reserve report. Although we believe the error is isolated and not material to the reserve report itself, we recognize that the error causes a material amount of additional full cost ceiling impairment to be recorded. We re-assessed our internal controls over review of the third party reserve report and concluded that our controls were not effective because our review of the December 31, 2018 year-end reserve report lacked the precision necessary to identify an error in the field level lease operating expense forecast that could ultimately be material to the financial statements. See Item 9A of this report for further information.

Production, Average Price and Average Production Cost

The net quantities of oil, natural gas and natural gas liquids produced and sold by us for each of the years ended December 31, 2018 and 2017, the average sales price per unit sold and the average production cost per unit are presented below.

	Years Ended December 31,
	2018	2017
Production volumes:
Crude oil and condensate (Bbls)	171,590	250,343
Natural gas (Mcf)	2,094,984	3,085,613
Natural gas liquids (Bbls)	100,234	131,155
Total (Boe) (1)	620,988	895,767
Average prices realized:
Crude oil and condensate (per Bbl)	$67.40	$50.32
Natural gas (per Mcf)	$3.19	$3.05
Natural gas liquids (per Bbl)	$32.19	$26.08
Production cost per Boe (2)	$13.67	$9.80

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

(2)
Excludes ad valorem taxes (which are included in lease operating expenses on our Consolidated Statements of Operations in the Consolidated Financial Statements in Part II, Item 8 in this report) and severance taxes, totaling $2,071,195 and $2,262,702 in fiscal years 2018 and 2017, respectively.

Our interests in Lac Blanc Field and Bayou Hebert Field represented 51.8% and 20.4%, respectively, of our total proved reserves as of December 31, 2018. Our interests in Lac Blanc Field and Bayou Hebert Field represented 40.0% and 20.1%, respectively, of our total proved reserves as of December 31, 2017. No other single field accounted for 15% or more of our proved reserves as of December 31, 2018 and 2017.

The net quantities of oil, natural gas and natural gas liquids produced and sold by us for the years ended December 31, 2018 and 2017, the average sales price per unit sold and the average production cost per unit for our Lac Blanc Field are presented below.

	Years Ended December 31,
Lac Blanc Field	2018	2017
Production volumes:
Crude oil and condensate (Bbls)	23,295	25,070
Natural gas (Mcf)	1,031,579	1,101,824
Natural gas liquids (Bbls)	56,947	63,841
Total (Boe) (1)	252,172	272,548
Average prices realized:
Crude oil and condensate (per Bbl)	$67.95	$50.86
Natural gas (per Mcf)	$3.35	$3.22
Natural gas liquids (per Bbl)	$34.03	$27.76
Production cost per Boe (2)	$7.24	$6.63

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).
(2)
Excludes ad valorem taxes (which are included in lease operating expenses on our Consolidated Statements of Operations in the Consolidated Financial Statements in Part II, Item 8 in this report) and severance taxes, totaling $352,182 and $326,526 in fiscal years 2018 and 2017, respectively.

The net quantities of oil, natural gas and natural gas liquids produced and sold by us for the years ended December 31, 2018 and 2017, the average sales price per unit sold and the average production cost per unit for our Bayou Hebert Field are presented below.

	Years Ended December 31,
Bayou Hebert Field	2018	2017
Production volumes:
Crude oil and condensate (Bbls)	14,382	25,479
Natural gas (Mcf)	656,300	1,236,615
Natural gas liquids (Bbls)	27,685	43,196
Total (Boe) (1)	151,450	274,778
Average prices realized:
Crude oil and condensate (per Bbl)	$70.11	$52.80
Natural gas (per Mcf)	$3.08	$3.10
Natural gas liquids (per Bbl)	$31.45	$27.85
Production cost per Boe (2)	$6.31	$4.51

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).
(2)
Excludes ad valorem taxes (which are included in lease operating expenses on our Consolidated Statements of Operations in the Consolidated Financial Statements in Part II, Item 8 in this report) and severance taxes, totaling $200,250 and $289,857 in fiscal years 2018 and 2017, respectively.

Gross and Net Productive Wells

As of December 31, 2018, our total gross and net productive wells were as follows:

Oil (1)		Natural Gas (1)		Total (1)
Gross	Net	Gross	Net	Gross	Net
Wells	Wells	Wells	Wells	Wells	Wells
70	51	27	4	97	55

(1)
A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractions of working interests we own in gross wells. Productive wells are producing wells plus shut in wells we deem capable of production. Horizontal re-entries of existing wells do not increase a well total above one gross well. We have working interests in 8 gross wells with completions into more than one productive zone; in the table above, these wells with multiple completions are only counted as one gross well.

Gross and Net Developed and Undeveloped Acres

As of December 31, 2018, we had total gross and net developed and undeveloped leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated or permitted by state regulatory authorities. Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests we own in gross acres.

	Developed		Undeveloped		Total
State	Gross	Net	Gross	Net	Gross	Net
Louisiana	18,536	3,172	-	-	18,536	3,172
Texas	25,304	619	4,626	1,995	29,930	2,614
Oklahoma	2,000	79	-	-	2,000	79
California	1,192	1,192	-	-	1,192	1,192
Total	47,032	5,062	4,626	1,995	51,658	7,057

As of December 31, 2018, we had leases representing 434 net acres (none of which were in the Lac Blanc or Bayou Herbert Fields) expiring in 2019; 1,246 net acres (none of which were in the Lac Blanc or Bayou Herbert Fields) expiring in 2020; and 315 net acres expiring in 2021.

Exploratory Wells and Development Wells

Set forth below for the years ended December 31, 2018 and 2017 is information concerning our drilling activity during the years indicated.

	Net Exploratory		Net Development		Total Net Productive
	Wells Drilled		Wells Drilled		and Dry Wells
Year	Productive	Dry	Productive	Dry	Drilled
2018	-	-	-	-	-
2017	-	0.5		-	0.5

Present Activities

At April 2, 2019, we had -0- gross (-0- net) wells in the process of drilling or completing.

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

Other Business Matters

Major Customers

During the years ended December 31, 2018 and 2017, sales to five customers accounted for approximately 80% and sales to five customers accounted for approximately 79%, respectively, of the Company’s total revenues.

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

Operational Regulations

All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory and regulatory provisions affecting drilling, completion and production activities, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the plugging and abandonment of wells. Our operations are also subject to various conservation laws and regulations. These laws and regulations govern the size of drilling and spacing units, the density of wells that may be drilled in oil and natural gas properties and the unitization or pooling of oil and natural gas properties. In this regard, while some states allow the forced pooling or integration of land and leases to facilitate development, other states including Texas, where we operate, rely primarily or exclusively on voluntary pooling of land and leases. Accordingly, it may be difficult for us to form spacing units and therefore difficult to develop a project if we own or control less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose specified requirements regarding the ratability of production. On some occasions, local authorities have imposed moratoria or other restrictions on exploration, development and production activities pending investigations and studies addressing potential local impacts of these activities before allowing oil and natural gas exploration, development and production to proceed.

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

Regulation of Sales of Oil, Natural Gas and Natural Gas Liquids

The prices at which we sell oil, natural gas and natural gas liquids are not currently subject to federal regulation and, for the most part, are not subject to state regulation. FERC, however, regulates interstate natural gas transportation rates, and terms and conditions of transportation service, which affects the marketing of the natural gas we produce, as well as the prices we receive for sales of our natural gas. Similarly, the price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. FERC regulates the transportation of oil and liquids on interstate pipelines under the provision of the Interstate Commerce Act, the Energy Policy Act of 1992 and regulations issued under those statutes. Intrastate transportation of oil, natural gas liquids and other products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes. In addition, while sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Changes in FERC or state policies and regulations or laws may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines, and we cannot predict what future action that FERC or state regulatory bodies will take. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas producers, gatherers and marketers with which we compete.

Environmental Regulations

Our operations are also subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the United States Environmental Protection Agency (the “EPA”), issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Among other things, environmental regulatory programs typically govern the permitting, construction and operation of a well or production related facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Failure to comply with environmental laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, which could result in liability for environmental damages and cleanup costs without regard to negligence or fault on our part.

Beyond existing requirements, new programs and changes in existing programs may affect our business including oil and natural gas exploration and production, air emissions, waste management and underground injection of waste material. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect on our financial condition and results of operations. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance in the future may have a material adverse impact on our capital expenditures, earnings and competitive position.

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

The Resource Conservation and Recovery Act of 1976 (“RCRA”), and comparable state statutes, regulate the generation, treatment, storage, transportation, disposal and clean-up of hazardous and solid (non-hazardous) wastes. With the approval of the EPA, the individual states can administer some or all of the provisions of RCRA, and some states have adopted their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil and natural gas are currently regulated under RCRA’s solid (non-hazardous) waste provisions. However, legislation has been proposed from time to time and various environmental groups have filed lawsuits that, if successful, could result in the reclassification of certain oil and natural gas exploration and production wastes as “hazardous wastes,” which would make such wastes subject to much more stringent handling, disposal and clean-up requirements. For example, in response to a lawsuit filed in the U.S. District Court for the District of Columbia by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. EPA action in response to the consent decree remains pending. If the EPA proposes a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our, as well as the oil and natural gas E&P industry’s, costs to manage and dispose of generated wastes, which could have a material adverse effect on the industry as well as on our business.

From time to time, releases of materials or wastes have occurred at locations we own or at which we have operations. These properties and the materials or wastes released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we have been and may be required to remove or remediate such materials or wastes.

Water Discharges

The federal Clean Water Act and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In September 2015, the EPA and U.S. Army Corps of Engineers rule defining the scope of federal jurisdiction over Waters of the United States (the “WOTUS rule”) became effective; however, this rule has been stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit while the appellate court and numerous federal district courts consider lawsuits opposing implementation of the rule. The U.S. Supreme Court considered the issue of which court has jurisdiction to hear challenges to the WOTUS rule, and in January 2018 concluded that jurisdiction rests with the federal district courts. In addition, in 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to review the WOTUS rule and, if the agencies’ reviews find that the rule does not meet the executive order’s goal of promoting economic growth while reducing regulatory uncertainty, to initiate a new rulemaking to repeal or revise the rule. Pursuant to the executive order, in June 2017, the EPA and U.S. Army Corps of Engineers formally proposed to rescind the WOTUS rule. In January 2018, the EPA and the U.S. Army Corps of Engineers finalized a rule that would delay applicability of the WOTUS rule for two years, but a federal judge barred the agencies’ suspension of the rule in August 2018. Separately, a federal court in Georgia enjoined implementation of the rule in 11 states. However, in December 2018, the EPA and the U.S. Army Corps released a proposed rule that would replace the WOTUS rule and significantly reduce the waters subject to federal regulation under the CWA. Such proposal is currently subject to public review and comment, after which additional legal challenges are anticipated. The scope of the jurisdictional reach of the Clean Water Act will likely remain uncertain for several years.

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

Our oil and natural gas production also generates salt water, which we dispose of by underground injection. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program, and related state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states, and in others it is delegated to the state for administering. In Texas, the Texas Railroad Commission (“RRC”) regulates the disposal of produced water by injection well. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking salt water to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In response to recent seismic events near underground injection wells used for the disposal of oil and natural gas-related waste waters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or placed volumetric injection limits on existing wells or imposed moratoria on the use of such injection wells. In response to concerns related to induced seismicity, regulators in some states have already adopted or are considering additional requirements related to seismic safety. For example, the RRC has adopted rules for injection wells to address these seismic activity concerns in Texas. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. More stringent regulation of injection wells could lead to reduced construction or the capacity of such wells, which could in turn impact the availability of injection wells for disposal of wastewater from our operations.

Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability. The costs associated with the disposal of proposed water are commonly incurred by all oil and natural gas producers, however, and we do not believe that these costs will have a material adverse effect on our operations. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Hydraulic Fracturing

Our completion operations are subject to regulation, which may increase in the short- or long-term. In particular, the well completion technique known as hydraulic fracturing is used to stimulate production of oil and natural gas has come under increased scrutiny by the environmental community, and many local, state and federal regulators. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depths to stimulate oil and natural gas production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with substantially all of the wells for which we are the operator.

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

In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment (“CWT”) facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

In addition, on March 26, 2015, the Bureau of Land Management (the “BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. Also, on November 15, 2016, the BLM finalized a waste preventing rule to reduce the flaring, venting and leaking of methane from oil and natural gas operations on federal and Indian lands. On March 28, 2017, President Trump signed an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule; however, a coalition of environmentalists, tribal advocates and the state of California filed lawsuits challenging the rule rescission. Also, on February 22, 2018, the BLM published proposed amendments to the waste prevention rule that would eliminate certain air quality provisions and, on April 4, 2018, a federal district court stayed certain provisions of the 2016 rule. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations.

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

In 2012 and 2016, the EPA issued New Source Performance Standards to regulate emissions of sources of volatile organic compounds (“VOCs”), sulfur dioxide, air toxics and methane from various oil and natural gas exploration, production, processing and transportation facilities. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rule making to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. In June 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and expects to “significantly reduce” the regulatory burden of the rule in doing so. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

In October 2015, the EPA announced that it was lowering the primary national ambient air quality standards (“NAAQS”) for ozone from 75 parts per billion to 70 parts per billion. In July 2018, the EPA finished issuing area designations with respect to ground-level ozone for U.S. counties as either “attainment/unclassifiable” or “unclassifiable.” Reclassification of areas of state implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) endanger public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards for these emissions. EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our operations. Also, as noted above, the EPA has promulgated a New Source Performance Standard related to methane emissions from the oil and natural gas source category.

While Congress has considered legislation related to the reduction of GHG emissions in the past, no significant legislation to reduce GHG emissions has been adopted at the federal level. In the absence of Congressional action, a number of state and regional GHG restrictions have emerged. At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges from participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain, and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of and value of our products and reserves. As our operations also emit greenhouse gases directly, current and future laws or regulations limiting such emissions could increase our own costs. Currently, our operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Finally, it should also be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events; if any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Threatened and endangered species, migratory birds and natural resources

Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act (“ESA”), the Migratory Bird Treaty Act and the Clean Water Act. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. As a result of a 2011 settlement agreement, the FWS was required to make a determination on listing of more than 250 species as endangered or threatened under the FSA by no later than completion of the agency’s 2017 fiscal year. The FWS missed the deadline but reportedly continues to review new species for protected status under the ESA pursuant to the settlement agreement. A critical habitat designation could result in further material restrictions on federal land use or on private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent or restrict oil and natural gas exploration activities or seek damages for any injury, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties may result. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds we believe that we are in substantial compliance with the ESA and the Migratory Bird Treaty Act, and we are not aware of any proposed ESA listings that will materially affect our operations. The federal government in the past has issued indictments under the Migratory Bird Treaty Act to several oil and natural gas companies after dead migratory birds were found near reserve pits associated with drilling activities. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our development activities that could have an adverse impact on our ability to develop and produce our oil and natural gas reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

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

Related Insurance

We maintain insurance against some risks associated with above or underground contamination that may occur as a result of our exploration, development and production activities. However, this insurance is limited to activities at the well site, and there can be no assurance that this insurance will continue to be commercially available or that this insurance will be available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified against could have a materially adverse effect on our financial condition and operations.

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue.

Employees and Principal Office

As of December 31, 2018, we had 22 full-time employees and one part-time employee. We hire independent contractors on an as-needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

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

Executive Officers of the Company

The following table sets forth the names and ages of all of our executive officers, the positions and offices held by such persons, and the months and years in which continuous service as executive officers began:

	Executive
Name	Officer Since	Age	Position
Anthony C. Schnur	March 2019	53	Interim Chief Executive Officer and Chief Restructuring Officer
James J. Jacobs	October 2016	40	Chief Financial Officer, Treasurer and Corporate Secretary

The following paragraphs contain certain information about each of our executive officers.

Anthony C. Schnur has been our Interim Chief Executive Officer since March 28, 2019, following the termination of our Chief Executive Officer on March 27, 2019, and our Chief Restructuring Officer since March 1, 2019, following the resignation of our President and Chief Operating Officer on January 24, 2019. Previously, Mr. Schnur served as Managing Director of Capodian, LLC since September 2017. From December 2012 through June 2017, Mr. Schnur was a director and Chief Executive Officer of Camber Energy, Inc. (formerly Lucas Energy, Inc.) (“Camber”). Mr. Schnur also served as Chief Financial Officer of Camber from November 2012 to April 2013 and interim Chief Financial Officer from September 2013 to August 2016. From January 2010 through October 2012, Mr. Schnur served as Chief Financial Officer of Chroma Oil & Gas, LP, a private equity backed E&P with operations in Texas and Louisiana. From August 2015 through December 2016, Mr. Schnur served on the Board of Directors of Tombstone Exploration Corporation, an exploration and development company, located within the historic Tombstone Mining District, Cochise County, Arizona. Mr. Schnur obtained a Bachelor of Science in Business Administration in Finance from Gannon University in 1987 and a Masters of Business Administration from Case Western Reserve University in 1992. Mr. Schnur is a member of the Independent Petroleum Association of America; Texas Independent Producers & Royalty Owners Association; and the ADAM-Houston, Acquisitions and Divestitures Group.

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

Available Information

Our principal executive offices are located at 1177 West Loop South, Suite 1825, Houston, Texas 77027. Our telephone number is (713) 768-7000. You can find more information about us at our website located at www.yumaenergyinc.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our website, which is not part of this report. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Inadequate liquidity could materially and adversely affect our business operations.

We have significant outstanding indebtedness under our credit facility. As of December 31, 2018, we had fully drawn the $34.0 million available under our credit facility and were in default under the credit agreement. In addition, we have experienced significant declines in our production and have limited cash flow to fund the ongoing operations of our business. Due to this limited liquidity and decreased cash flow, we may not be able to maintain production, which could lead to continued deterioration in our financial condition.

Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our ability to consummate asset sales and/or a merger transaction at values consistent with our reported reserve values, which is beyond our control.  If a transaction closes, our future operating performance and financial condition will be affected by prevailing economic conditions and financial, business and other factors, many of which we also cannot control. In any event, we cannot assure you that our business will generate sufficient cash flows from operations, or that future capital will be available to us under a new credit facility or otherwise, in an amount sufficient to fund our liquidity needs. In the absence of adequate cash from operations and other available capital resources, we could face substantial liquidity problems, and we might be required to seek additional debt or equity financing or to dispose of material assets or operations to meet our debt service and other obligations, or we may fail to continue as a going concern.  We cannot assure you that we would be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.  Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

Our auditors and management have expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the financial statements, we incurred net losses attributable to common shareholders of $17.1 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, our total current liabilities of $44.2 million exceed our total current assets of $7.2 million. Additionally, we are in violation of our debt covenants, have stopped paying interest under our credit facility, have experienced recent production declines, have extremely limited liquidity, and have suffered recurring losses from operations. We believe these circumstances raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on the sale of substantially all of our assets and/or a merger transaction. If we are not able to generate the funds needed to cover our ongoing expenses, then we may be forced to cease operations or seek bankruptcy protection, in which event our stockholders could lose their entire investment.

We are in breach of multiple covenants under our credit agreement and we are relying on our lenders’ forbearance from exercising their rights under the credit agreement, which include the right to foreclose upon our assets.

We remain in breach of multiple covenants under our credit agreement with our lenders. There is no assurance that the lenders will not declare a default and seek immediate repayment of the entire debt borrowed under the credit facility because of these breaches.

We are subject to compliance under the NYSE American LLC continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide, related to securities selling price.

On January 4, 2019, we received a letter from NYSE American stating that our common stock has been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, our continued listing is predicated on it effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which NYSE American had determined to be no later than July 4, 2019, and subject to our compliance with other continued listing requirements and the trading price remaining above a required $0.06 minimum per share.

If we are not able to access additional capital in significant amounts, we may not be able to continue to develop our current prospects and properties, or we may forfeit our interest in certain prospects and we may not be able to continue to operate our business.

We need significant capital to continue to operate our properties and continue operations. In the near term, we intend to finance our capital expenditures with cash flow from operations, and possibly the future issuance of debt and/or equity securities. Our cash flow from operations and access to capital is subject to a number of variables, including, among others:

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

Our operations and other capital resources may not provide cash in sufficient amounts to maintain future levels of capital expenditures. Further, our actual capital expenditures in 2019 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include refinancing existing debt, joint venture partnerships, production payment financings, sales of non-core property assets, or offerings of debt or equity securities. We may not be able to obtain any form of financing on terms favorable, or at all.

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

Our short-term liquidity is severely constrained, and could severely impact our cash flow and our development of our properties.

Currently, our principal sources of liquidity are cash on hand, cash from operating activities, proceeds from the sale of assets, and potential proceeds from capital market transactions, including the sale of debt and equity securities. For the year ended December 31, 2018, we had outstanding borrowing of $34.0 million under our credit facility and our total borrowing base was $34.0 million. Since significant amounts of capital are required for companies to participate in the business of exploration for and development of oil and natural gas resources, we are dependent on improving our cash flow and revenue, as well as receipt of additional working capital, to fund continued development and implementation of our business plan. Adverse developments in our business or general economic conditions may require us to raise additional financing at prices or on terms that are disadvantageous to existing stockholders. We may not be able to obtain additional capital at all and may be forced to curtail or cease our operations. We will continue to rely on equity or debt financing and the sale of working interests to finance operations until such time, if ever, that we generate sustained positive cash flow. The inability to obtain necessary financing will likely adversely impact our ability to develop our properties and to expand our business operations.

Our credit facility has substantial restrictions and financial covenants and our ability to regain compliance with those restrictions and covenants is highly unlikely. Our lenders can unilaterally reduce our borrowing availability based on anticipated commodity prices.

The terms of our Credit Agreement require us to comply with certain financial covenants and ratios, which we were not in compliance with as of December 31, 2018. Our ability to comply with these restrictions and covenants in the future is highly doubtful and will be affected by the levels of cash flows from operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the credit facility or other debt agreements, as well as our inability to make interest payments, has resulted in a default under those agreements, which has caused all of our existing indebtedness to be immediately due and payable. Reductions in our borrowing base under our credit facility could also arise from several factors, including but not limited to:

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

The credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based upon projected revenues from the properties securing their loan. For example, our lenders have set our current borrowing base at $34.0 million. Prices of crude oil below $50.00 per Bbl are likely to have an adverse effect on our borrowing base. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the credit facility. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the credit facility. Any inability to borrow additional funds under our credit facility could adversely affect our operations and our financial results, and possibly force us into bankruptcy or liquidation.

We are currently unable to comply with the restrictions and covenants in the agreements governing our indebtedness, resulting in a default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed and would impact our ability to make principal and interest payments on our indebtedness and satisfy our other obligations.

We are in default under the agreements governing our indebtedness and the remedies sought by the holders of any such indebtedness, could make us unable to pay principal and interest on our indebtedness and satisfy our other obligations. Since we are in default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. We cannot assure you that we will be granted waivers or amendments to our defaults under the debt agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

Oil, natural gas and natural gas liquids prices are volatile. Their prices at times since 2014 have adversely affected, and in the future may adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments. Volatile and lower prices may also negatively impact our stock price.

The prices we receive for our oil, natural gas and natural gas liquids production heavily influence our revenues, profitability, access to capital and future rate of growth. These hydrocarbons are commodities, and therefore, their prices may be subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil, natural gas and natural gas liquids has been volatile. For example, during the period from January 1, 2014 through December 31, 2018, the West Texas Intermediate (“WTI”) spot price for oil declined from a high of $107.95 per Bbl in June 2014 to $26.19 per Bbl in February 2016. The Henry Hub spot price for natural gas has declined from a high of $8.15 per MMBtu in February 2014 to a low of $1.49 per MMBtu in March 2016. During 2018, WTI spot prices ranged from $44.48 to $77.41 per Bbl and the Henry Hub spot price of natural gas ranged from $2.49 to $6.24 per MMBtu. Likewise, natural gas liquids, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics, have experienced significant declines in realized prices since the fall of 2014. The prices we receive for oil, natural gas and natural gas liquids we produce and our production levels depend on numerous factors beyond our control, including:

●
worldwide and regional economic and financial conditions impacting global and regional supply and demand;

●
the level of global exploration, development and production;

●
the level of global supplies, in particular due to supply growth from the United States;

●
the price and quantity of oil, natural gas and NGLs imports to and exports from the U.S.;

●
political conditions in or affecting other oil, natural gas and natural gas liquids producing countries and regions, including the current conflicts in the Middle East, as well as conditions in South America, Africa and Eastern Europe;

●
actions of the OPEC and state-controlled oil companies relating to production and price controls;

●
the extent to which U.S. shale producers become swing producers adding or subtracting to the world supply totals;

●
future regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells;

●
current and future regulations regarding well spacing;

●
prevailing prices and pricing differentials on local oil, natural gas and natural gas liquids price indices in the areas in which we operate;

●
localized and global supply and demand fundamentals and transportation, gathering and processing availability;

●
weather conditions;

●
technological advances affecting fuel economy, energy supply and energy consumption;

●
the effect of energy conservation measures, alternative fuel requirements and increasing demand for alternatives to oil and natural gas;

●
the price and availability of alternative fuels; and

●
domestic, local and foreign governmental regulation and taxes.

Lower oil, natural gas and natural gas liquids prices have and may continue to reduce our cash flows and borrowing capacity. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our hydrocarbon reserves as existing reserves are depleted. A decrease in prices could render development projects and producing properties uneconomic, potentially resulting in a loss of mineral leases. Low commodity prices have, at times, caused significant downward adjustments to our estimated proved reserves, and may cause us to make further downward adjustments in the future. Furthermore, our borrowing capacity could be significantly affected by decreased prices. A sustained decline in oil, natural gas and natural gas liquids prices could adversely impact our borrowing base in future borrowing base redeterminations, which could trigger repayment obligations under the Credit Agreement to the extent our outstanding borrowings exceed the redetermined borrowing base and could otherwise materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. In addition, lower oil, natural gas and natural gas liquids gas prices may cause a decline in the market price of our shares. As of the date of this report, we do not have any commodity derivative contracts that hedge our oil, natural gas or natural gas liquids price risk.

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

If oil, natural gas and natural gas liquids prices fall below current levels for an extended period of time and all other factors remain equal, we may incur impairment charges in the future. Such charges could have a material adverse effect on our results of operations for the periods in which they are recorded. See Note 6. Asset Impairments and Note 7. Property, Plant, and Equipment, Net in the Notes to the Consolidated Financial Statements included in this report for additional information.

We have historically incurred losses and may not achieve profitability in the future.

We have incurred losses from operations during our history in the oil and natural gas business. We had an accumulated deficit of approximately $36.3 million as of December 31, 2018. Our ability to be profitable in the future will depend on successfully addressing our going-concern issues, near-term capital needs and implementing economic acquisition, development and production activities, all of which are subject to many risks beyond our control.

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

Our oil, natural gas and natural gas liquids are sold in a limited number of geographic markets and each has a fixed amount of storage and processing capacity. As a result, if such markets become oversupplied with oil, natural gas and/or natural gas liquids, it could have a material negative effect on the prices we receive for our products and therefore an adverse effect on our financial condition and results of operations. There is a risk that refining capacity in the U.S. Gulf Coast may be insufficient to refine all of the light sweet crude oil being produced in the United States. If light sweet crude oil production remains at current levels or continues to increase, demand for our light crude oil production could result in widening price discounts to the world crude prices and potential shut in or reduction of production due to a lack of sufficient markets despite the lift on prior restrictions on the exporting of oil and natural gas from the United States.

We may not be able to drill wells on a substantial portion of our leasehold acreage.

We may not be able to drill on a substantial portion of our acreage for various reasons. We may not generate or be able to raise sufficient capital to do so. Deterioration in commodities prices may also make drilling certain properties or acreage uneconomic. Our actual drilling activities and future drilling budget will depend on prior drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, lease expirations, gathering system and pipeline transportation constraints, regulatory approvals and other factors. In addition, any drilling activities we are able to conduct may not be successful or add additional proved reserves to our overall proved reserves, which could have a material adverse effect on our business, financial condition and results of operations.

Approximately 28.3% of our net leasehold acreage is undeveloped and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.

As of December 31, 2018, approximately 28.3% of our net leasehold acreage was undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income, are highly dependent on successfully developing our undeveloped leasehold acreage. We may also lose the right to claim certain proved undeveloped reserves in our engineering and financial reports if we cannot demonstrate the probability of developing those reserves within prescribed time frames, usually within five years. Further, to the extent we determine that it is not economic to develop particular undeveloped acreage; we may intentionally allow leases to expire.

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

Negative revisions in the estimated quantities of proved reserves have the effect of increasing the rates of depletion on the affected properties, which decrease earnings or result in losses through higher depletion expense. These revisions, as well as revisions in the assumptions of future estimated cash flows of those reserves, may also trigger impairment losses on certain properties, which may result in non-cash charges to earnings. See Note 7 – Property, Plant, and Equipment, Net in the Notes to the Consolidated Financial Statements included in this report.

At December 31, 2018, none of our estimated reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. The estimates of these oil, natural gas and natural gas liquids reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations; however, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.

The standardized measure of discounted future net cash flows from our estimated proved reserves may not be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the standardized measure of discounted future net cash flows from our estimated proved reserves set forth in this report is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2018 and 2017, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas arithmetic average prices without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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

From time to time, for example, legislation has been proposed in Congress to amend the SDWA to require federal permitting of hydraulic fracturing and the disclosure of chemicals used in the hydraulic fracturing process. Further, the EPA completed a study finding that hydraulic fracturing could potentially harm drinking water resources under adverse circumstances such as injection directly into groundwater or into production wells lacking mechanical integrity. Other governmental reviews have also been recently conducted or are under way that focus on environmental aspects of hydraulic fracturing. For example, on March 26, 2015, the BLM published a final rule governing hydraulic fracturing on federal and Indian lands. Also, on November 15, 2016, the BLM finalized a waste preventing rule to reduce the flaring, venting and leaking of methane from oil and natural gas operations on federal and Indian lands. On March 28, 2017, President Trump signed an executive order directing the BLM to review the above rules and, if appropriate, to initiate a rulemaking to rescind or revise them. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule; however, a coalition of environmentalists, tribal advocates and the state of California filed lawsuits challenging the rule rescission. Also, on February 22, 2018, the BLM published proposed amendments to the waste prevention rule that would eliminate certain air quality provisions and, on April 4, 2018, a federal district court stayed certain provisions of the 2016 rule. At this time, it is uncertain when, or if, the rules will be implemented, and what impact they would have on our operations. Further, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

More recently, federal and state governments have begun investigating whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. For example, in December 2016, the EPA released its final report regarding the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances such as water withdrawals for fracturing in times or areas of low water availability, surface spills during the management of fracturing fluids, chemicals or produced water, injection of fracturing fluids into wells with inadequate mechanical integrity, injection of fracturing fluids directly into groundwater resources, discharge of inadequately treated fracturing wastewater to surface waters, and disposal or storage of fracturing wastewater in unlined pits. The results of these studies could lead federal and state governments and agencies to develop and implement additional regulations. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment (“CWT”) facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

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

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil, natural gas and natural gas liquids we produce.

In response to findings that emissions of carbon dioxide, methane and other GHGs present a danger to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish PSD, construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards for these emissions.

EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our operations.

Furthermore, in June 2016, the EPA finalized rules, known as Subpart OOOOa, that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. Following the change in presidential administration, there have been attempts to modify these regulations, and litigation concerning the regulations is ongoing. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal methane regulation of the oil and gas industry remains a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities.

While Congress has from time to time considered legislation to reduce emissions of GHGs, no significant legislation to reduce GHG emissions has been adopted at the federal level. In the absence of Congressional action, a number of state and regional GHG restrictions have emerged. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas we produce. Consequently, legislation and regulation programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and gas we produce could also have the effect of lowering the value of our reserves.

Demand for our products may also be adversely affected by conservation plans and efforts undertaken in response to global climate change, including plans developed in connection with the recent Paris climate conference agreement reached in December 2015, which entered into force in November 2016. However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Climate Agreement. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. It should also be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits brought by public and private entities against oil and gas companies in connection with their GHG emissions. Should we be targeted by any such litigation, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors.

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

Red Mountain Capital Partners LLC and its affiliates (“Red Mountain”) hold 23% of the voting power of our outstanding shares which gives Red Mountain a significant interest in the Company.

Red Mountain holds approximately 23% of our outstanding shares of common stock on an as-converted basis. Accordingly, Red Mountain has the ability to exert a significant degree of influence over our management and affairs and, as a practical matter, will significantly influence corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets, and Red Mountain may vote its shares in a manner that is adverse to the interests of our minority stockholders. For example, Red Mountain may be able to prevent a merger or similar transaction, including a transaction in which stockholders will receive a premium for their shares, even if our other stockholders are in favor of such transaction. Further, Red Mountain’s position might adversely affect the market price of our common stock to the extent investors perceive disadvantages in owning shares of a company with a significant stockholder.

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

We depend on our key personnel, the loss of which could adversely affect our operations and financial performance.

We depend, to a large extent, on the services of a limited number of senior management personnel and directors. The loss of the services of our Interim Chief Executive Officer and Chief Restructuring Officer could negatively impact our future operations. We believe that our success is also dependent on our ability to continue to retain the services of a limited number of skilled technical personnel. Our inability to retain a new chief executive officer or retain other skilled technical personnel could have a material adverse effect on our financial condition, future cash flows and the results of operations.

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

There may be significant future dilution of our common stock.

We have a significant amount of derivative securities outstanding, which upon conversion, would result in substantial dilution. For example, the conversion of outstanding shares of Series D preferred stock in full could result in the issuance of approximately 3.5 million shares of common stock. To the extent outstanding stock appreciation rights under our long-term incentive plan are exercised or additional shares of restricted stock are issued to our employees, holders of our common stock will experience dilution. Furthermore, if we sell additional equity or convertible debt securities, such sales could result in further dilution to our existing stockholders and cause the price of our outstanding securities to decline.

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

The Parish of St. Bernard v. Atlantic Richfield Co., et al

On October 13, 2016, two of our subsidiaries, Yuma Exploration and Production Company, Inc. (“Exploration”) and Yuma Petroleum Company (“YPC”), were named as defendants, among several other defendants, in an action by the Parish of St. Bernard in the Thirty-Fourth Judicial District of Louisiana. The petition alleges violations of the State and Local Coastal Resources Management Act of 1978, as amended, in the St. Bernard Parish.  We notified our insurance carrier of the lawsuit.  Management intends to defend the plaintiffs’ claims vigorously.  The case was removed to federal district court for the Eastern District of Louisiana. A motion to remand was filed and the Court officially remanded the case on July 6, 2017. Exceptions for Exploration, YPC and the other defendants were filed; however, the hearing for such exceptions was continued from the original date of October 6, 2017 to November 22, 2017. The November 22, 2017 hearing was continued without date because the parties agreed the case will be de-cumulated into subcases, but the details of this are yet to be determined. The case was removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in this case. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the case. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. That did not occur and this case remains stayed. In the interim, an Order was issued in another of the coastal cases pending in the Eastern District of Louisiana lifting the stay and setting a schedule for briefing for plaintiffs’ motion to remand (Parish of Plaquemines v. Riverwood Production Company, et al., No. 2:18-cv-05217, Eastern District of Louisiana). Judge Martin L. C. Feldman is assigned to the Riverwood case and he will be the first Judge in the Eastern District to decide on the remand, and presumably the Judges assigned to other cases, including this one, will follow his decision as relevant and appropriate. Oral argument on the motion to remand in the Riverwood case has been repeatedly continued, and is currently scheduled for April 10, 2019. Based on the lack of ruling in the Auster case as reported below, it is unknown whether hearing in the Riverwood case will be held on that date. It is impossible to predict at this time whether this second removal will keep the case in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on our consolidated financial statements.

Cameron Parish vs. BEPCO LP, et al & Cameron Parish vs. Alpine Exploration Companies, Inc., et al.

The Parish of Cameron, Louisiana, filed a series of lawsuits against approximately 190 oil and gas companies alleging that the defendants, including Davis Petroleum Acquisition Corp. (“Davis”), have failed to clear, revegetate, detoxify, and restore the mineral and production sites and other areas affected by their operations and activities within certain coastal zone areas to their original condition as required by Louisiana law, and that such defendants are liable to Cameron Parish for damages under certain Louisiana coastal zone laws for such failures; however, the amount of such damages has not been specified. Two of these lawsuits, originally filed February 4, 2016 in the 38th Judicial District Court for the Parish of Cameron, State of Louisiana, name Davis as defendant, along with more than 30 other oil and gas companies. Both cases have been removed to federal district court for the Western District of Louisiana. We deny these claims and intend to vigorously defend them. Davis has become a party to the Joint Defense and Cost Sharing Agreements for these cases. Motions to remand were filed and the Magistrate Judge recommended that the cases be remanded. We were advised that the new District Judge assigned to these cases is Judge Terry A. Doughty, and on May 9, 2018, Judge Doughty agreed with the Magistrate Judge’s recommendation and the cases were remanded to the 38th Judicial District Court, Cameron Parish, Louisiana. The cases were removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in these cases. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the cases. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. That did not occur. On October 1, 2018, all of the coastal cases pending in the Western District of Louisiana, including these cases, were re-assigned to the newly appointed District Judge, Judge Robert R. Summerhays. On August 29, 2018, Magistrate Judge Kay signed an Order providing for staged briefing on the plaintiffs’ motion(s) to remand in all the coastal cases pending in the Western District, with the lowest numbered case (Parish of Cameron v. Auster, No. 18-677, Western District of Louisiana) to proceed first. In response to Defendants’ request for oral argument in the Auster case, Judge Kay issued an electronic Order on October 18, 2018, denying that request and further stating, “The issues have been thoroughly briefed and we do not find at this time that oral argument would be helpful.” As noted above, Magistrate Judge Kay previously recommended remand of these cases, which recommendation was adopted by the District Judge then assigned to the cases. Magistrate Judge Kay issued her Report and Recommendations recommending remand based on the timeliness of the second removal. Objections and replies were filed to the same and the District Judge now assigned to the cases granted and held oral argument on the objections to Magistrate Judge Kay’s Report and Recommendations on January 16, 2019. The District Judge has not yet ruled It is impossible to predict at this time whether this second removal will keep the cases in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on our consolidated financial statements.

Louisiana, et al. Escheat Tax Audits

The States of Louisiana, Texas, Minnesota, North Dakota and Wyoming have notified us that they will examine our books and records to determine compliance with each of the examining state’s escheat laws. The review is being conducted by Discovery Audit Services, LLC. We have engaged Ryan, LLC to represent us in this matter. The exposure related to the audits is not currently determinable and therefore, no liability has been recorded on our consolidated financial statements.

Louisiana Severance Tax Audit

The State of Louisiana, Department of Revenue, notified Exploration that it was auditing Exploration’s calculation of its severance tax relating to Exploration’s production from November 2012 through March 2016. The audit relates to the Department of Revenue’s recent interpretation of long-standing oil purchase contracts to include a disallowable “transportation deduction,” and thus to assert that the severance tax paid on crude oil sold during the contract term was not properly calculated.  The Department of Revenue sent a proposed assessment in which they sought to impose $476,954 in additional state severance tax plus associated penalties and interest.   Exploration engaged legal counsel to protest the proposed assessment and request a hearing.  Exploration then entered a Joint Defense Group of operators challenging similar audit results.  Since the Joint Defense Group is challenging the same legal theory, the Board of Tax Appeals proposed to hear a motion brought by one of the taxpayers (Avanti) that would address the rule for all through a test case.  Exploration’s case has been stayed pending adjudication of the test case. The hearing for the Avanti test case was held on November 7, 2017, and on December 6, 2017, the Board of Tax Appeals rendered judgment in favor of the taxpayer in the first of these cases. The Department of Revenue filed an appeal to this decision on January 5, 2018. The Board of Tax Appeals case record has been lodged at the Louisiana Third Circuit Court of Appeal in the Avanti test case. Oral argument was held at the Third Circuit on Tuesday, February 26, 2019, and a decision should be issued sometime in the next six to eight weeks. All other Board of Tax Appeals cases are stayed pending the final decision in the Avanti case. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on our consolidated financial statements.

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

Miami Corporation – South Pecan Lake Field Area P&A

We, along with several other exploration and production companies in the chain of title, received letters in June 2017 from representatives of Miami Corporation demanding the performance of well plugging and abandonment, facility removal and restoration obligations for wells in the South Pecan Lake Field Area, Cameron Parish, Louisiana. Apache is one of the other companies in the chain of title, and after taking a field tour of the area, has sent to us, along with BP and other companies in the chain of title, a proposed work plan to comply with the Miami Corporation demand. We are currently evaluating the merits of the claim and awaiting further information. At this point in the process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on our consolidated financial statements.

John Hoffman v. Yuma Exploration & Production Company, Inc., et al

This lawsuit, filed on June 15, 2018 in Livingston Parish, Louisiana, against us, Precision Drilling and Dynamic Offshore relates to a slip and fall injury to Mr. Hoffman that occurred on August 28, 2017. Mr. Hoffman was apparently an employee of a subcontractor of a contractor performing services for us. Precision has made demand for defense and indemnity against us based on a contract entered into between the parties. The defense and indemnity demand is being contested, primarily on the grounds that the defense and indemnity obligation is barred by the Louisiana Anti-Indemnity Act. We believe that our contractor is responsible for injuries to employees of the contractor or subcontractor and that their insurance coverage, or insurance coverage maintained by us, should cover damages awarded to Mr. Hoffman. We have notified our insurance carrier of the lawsuit. Counsel believes that the claim will be successfully defended, but even if the defense and indemnity claim is legally enforceable, there is sufficient insurance in place to cover the exposure. Accordingly, the defense and indemnity claim does not represent any direct material exposure to us.

Hall-Degravelles, L.L.C. v. Cockrell Oil Corporation, et al
Avalon Plantation, Inc., et al v. Devon Energy Production Company, L.P., et al
Avalon Plantation, Inc., et al v. American Midstream, et al

We, as a successor in interest from another company years ago, along with 41 other companies in the chain of title, were named as a defendant in this lawsuit brought in St. Mary’s Parish, Louisiana on July 9, 2018. The substance of each of the petitions is virtually identical. In each case, the plaintiff(s) are seeking to recover damages to their property resulting from “oil and gas exploration and production activities.” The cited grounds for these actions include La. R.S. 30:29 (providing for restoration of property affected by oilfield contamination) and C.C. art. 2688 (notification by the lessee to the lessor when leased property is damaged). The plaintiffs are attempting to have these three cases consolidated. A hearing on motion to consolidate was held on January 15, 2019. At that time, Judge Sigur stated from the bench that he did not have sufficient information to order consolidation. A judgment to that effect has been submitted to the judge for signature. These cases are in the very early stages. At this point, not all of the named defendants have filed responsive pleadings. All of the defendants who have responded at this point have, inter alia, filed exceptions of vagueness due to the lack of specificity in the petitions which makes it impossible to determine what action(s) any individual defendant may have performed which would result in liability to the plaintiffs. The only exceptions that have been set for hearing are those jointly filed by XTO Energy, Inc., Exxon Mobil Oil Corporation and Exxon Mobil Corporation. We sold the leases that appear to be involved in this litigation to Hilcorp Energy I, L.P. (“Hilcorp”), with an effective date of September 1, 2016. The conveyance includes an indemnity provision which appears to transfer liability for this type of damage to Hilcorp, and at some point it will be necessary to invoke this indemnity. We have notified our insurance carrier of the claim but believe that the suit is without merit. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage, therefore no liability has been recorded on our consolidated financial statements.

Vintage Assets, Inc. v. Tennessee Gas Pipeline, L.L.C., et al

On September 10, 2018, we received a Demand for Defense and Indemnity from High Point Gas Gathering, L.P. (“HPGG”) pursuant to the 2010 Purchase and Sale Agreement between Texas Southeastern Gas Gathering Company, et al and HPGG, et al. The demand related to a judgment and permanent injunction entered against HPGG and three other defendants on May 4, 2018 in the above referenced matter in the U.S. District Court in the Eastern District of Louisiana. We received a letter dated October 30, 2018 from HPGG informing us that the May 4, 2018 judgment had been vacated. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage, therefore, no liability has been recorded on our consolidated financial statements.

Texas General Land Office (“GLO”)

On February 21, 2019, the GLO notified us that it would be conducting an audit of oil and gas production and royalty revenue for the period of September 2012 to August 2017 related to three of our leases located in Chambers County, Texas and four of our leases located in Jefferson County, Texas. The exposure related to the audit is not currently determinable and therefore, no liability has been recorded on our consolidated financial statements.

Sam Banks v. Yuma Energy, Inc.

By letter dated March 27, 2019, the Company’s Board of Directors notified Sam L. Banks that it was terminating him as Chief Executive Officer of the Company pursuant to the terms of his amended and restated employment agreement dated April 20, 2017 (the “Employment Agreement”). Mr. Banks continues to serve on the board of directors of the Company. Mr. Banks also holds approximately 10.9% of the outstanding common stock of the Company and approximately 9.4% of the outstanding voting securities of the Company on a fully diluted, as converted basis. On March 28, 2019, Mr. Banks filed a petition (the “Petition”) in the 189th Judicial District Court of Harris County, Texas, naming the Company as defendant. The Petition alleges a breach of the Employment Agreement and seeks severance benefits in the amount of approximately $2.15 million. The Company intends to vigorously defend the lawsuit.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Holders

Our common stock is listed for trading on the NYSE American under the symbol “YUMA.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE American.

	Common Stock Price
	High	Low
Quarter Ended
2017
March 31	$3.91	$2.06
June 30	$3.17	$0.81
September 30	$3.10	$0.77
December 31	$1.43	$0.85

2018
March 31	$1.83	$1.03
June 30	$1.54	$0.33
September 30	$0.74	$0.16
December 31	$0.48	$0.09

As of March 29, 2019, there were approximately 108 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees.

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

Recent developments

Senior Credit Agreement and Going Concern

The factors and uncertainties described below, as well as other factors which include, but are not limited to, declines in our production, reduction of personnel, our failure to establish commercial production on our Permian properties, and our substantial working capital deficit of approximately $37.0 million, raise substantial doubt about our ability to continue as a going concern. The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

The borrowing base of the credit facility was $34.0 million as of December 31, 2018, and the Company was and is fully drawn under the credit facility leaving no availability on the line of credit. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets.

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

In addition, the Credit Agreement requires us to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 on the last day of each quarter, a ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses (“EBITDAX”) of not greater than 3.5 to 1.0 for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination, and a ratio of EBITDAX to interest expense of not less than 2.75 to 1.0 for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding such date of determination, and cash and cash equivalent investments together with borrowing availability under the Credit Agreement of at least $4.0 million. The Credit Agreement contains customary affirmative covenants and defines events of default for credit facilities of this type, including failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and a change of control. Upon the occurrence and continuance of an event of default, the Lender has the right to accelerate repayment of the loans and exercise its remedies with respect to the collateral.

At December 31, 2018, we were not in compliance under the credit facility with our (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, (iv) the liquidity covenant requiring us to maintain unrestricted cash and borrowing base availability of at least $4.0 million, and (v) obligation to make an interest only payment for the quarter ended December 31, 2018. In addition, we currently are not making payments of interest under the credit facility and anticipate future non-compliance under the credit facility going forward. Due to this non-compliance, as well as the credit facility maturity in 2019, we classified our entire bank debt as a current liability in our financial statements as of December 31, 2018. On October 9, 2018, we received a notice and reservation of rights from the administrative agent under the Credit Agreement advising that an event of default has occurred and continues to exist by reason of our noncompliance with the liquidity covenant requiring us to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this report, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but may exercise one or more of these remedies in the future. We have commenced discussions with the Lender concerning a forbearance agreement; however, there can be no assurance that the Lender and us will come to any agreement regarding a forbearance agreement or waiver of the events of default. As required under the Credit Agreement, we previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, we received a notice of an event of default under our ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the ISDA Agreement, SocGen unwound all of our hedges with them. The notice provides for a payment of approximately $347,129 to settle our outstanding obligations thereunder related to SocGen’s hedges. On March 19, 2019, we received a notice of an event of default under our ISDA Agreement with BP (the “BP ISDA”). Due to the default under the ISDA Agreement, BP also unwound all of our hedges with them. The notice provides for a payment of approximately $775,725 to settle our outstanding obligations thereunder related to BP’s hedges.

Sale of Certain Non-Core Oil and Gas Properties

On August 20, 2018, we sold our 3.1% leasehold interest consisting of 9.8 net acres in one section in Eddy County, New Mexico for $127,400. On October 23, 2018, we sold substantially all of our Bakken assets in North Dakota for approximately $1.16 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities of approximately $15,200. The Bakken assets represented approximately 12 barrels of oil equivalent per day of our production in the third quarter of 2018. On October 24, 2018, we sold certain deep rights in undeveloped acreage located in Grady County, Oklahoma for approximately $120,000. Proceeds of $1.0 million from these non-core asset sales were applied to the repayment of borrowings under the credit facility in October 2018, bringing the current outstanding balance and borrowing base under the credit facility to $34.0 million, with the balance of the proceeds used for working capital purposes.

Recent Entry into PSA on our California Properties

 An Asset Purchase and Sale Agreement dated March 21, 2019, was executed on behalf of Pyramid Oil, LlC and Yuma Energy, Inc. (Sellers) and an undisclosed buyer (buyer) covering the sale of all of Seller's assets in Kern County, California. The purchase price for the sale is $2.1 million and the effective date is April 1, 2018. The parties expect to close the transaction by April 26, 2019. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65  in the six months following closing and maintains that average for twelve consecutive months then Buyer shall pay to the Seller $250,000. Upon Cosing, we anticipate that the proceeds will be applied to the repayment of borrowings under the credit facility and/or working capital; however, there can be no assurance that the transaction will close.

Preferred Stock

As of December 31, 2018, we had 2,041,241 shares of our Series D preferred stock outstanding with an aggregate liquidation preference of approximately $22.6 million and a conversion price of $6.5838109 per share. The conversion price was adjusted from $11.0741176 per share to $6.5838109 per share as a result of our common stock offering that closed in October 2017. As a result, if all of our outstanding shares of Series D preferred stock were converted into common stock, we would need to issue approximately 3.4 million shares of common stock. The Series D preferred stock is paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum.

Results of Operations

Production

The following table presents the net quantities of oil, natural gas and natural gas liquids produced and sold by us for the years ended December 31, 2018 and 2017, and the average sales price per unit sold.

	Years Ended December 31,
	2018	2017
Production volumes:
Crude oil and condensate (Bbls)	171,590	250,343
Natural gas (Mcf)	2,094,984	3,085,613
Natural gas liquids (Bbls)	100,234	131,155
Total (Boe) (1)	620,988	895,767
Average prices realized:
Crude oil and condensate (per Bbl)	$67.40	$50.32
Natural gas (per Mcf)	$3.19	$3.05
Natural gas liquids (per Bbl)	$32.19	$26.08

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

Revenues

The following table presents our revenues for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Sales of natural gas and crude oil:
Crude oil and condensate	$11,565,706	$12,596,983
Natural gas	6,678,666	9,425,676
Natural gas liquids	3,226,721	3,420,942
Total revenues	$21,471,093	$25,443,601

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

Crude oil volumes sold were 31.5%, or 78,753 Bbls, lower for the year ended December 31, 2018 compared to crude oil volumes sold during the year ended December 31, 2017. This decrease was primarily due to a decrease in the El Halcón Field (15,300 Bbls), which was divested during the second quarter of 2017, and declines in the Cameron Canal Field (12,942 Bbls), the La Posada wells (11,097 Bbls), Livingston Field (9,714 Bbls), Raccoon Island (6,284 Bbls), and the Chalktown Field (4,446 Bbls). Realized crude oil prices experienced a 33.9% increase from the year ended December 31, 2017 to the year ended December 31, 2018.

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

For the year ended December 31, 2018 compared to the year ended December 31, 2017, we experienced a 32.1%, or 990,629 Mcf decrease in natural gas volumes sold, primarily due to declines in volumes from the La Posada wells (580,315 Mcf), the Cameron Canal Field (281,052 Mcf), and the Lac Blanc Field (70,245 Mcf). Realized natural gas prices experienced a 4.6% increase from the prior year ended December 31, 2017.

For the year ended December 31, 2018 compared to the year ended December 31, 2017, we experienced a 23.6%, or 30,921 Bbl decrease in natural gas liquids volumes sold primarily due to declines in volumes from the La Posada Wells (15,510 Bbls), the Lac Blanc Field (6,894 Bbls), and the Chalktown Field (4,967 Bbls). Realized natural gas liquids prices experienced a 23.4% increase from the prior year ended December 31, 2017.

Expenses

Lease Operating Expenses

Our lease operating expenses (“LOE”) and LOE per Boe for the years ended December 31, 2018 and 2017, are set forth below:

	Years Ended December 31,
	2018	2017
Lease operating expenses	$7,077,838	$6,715,337
Severance, ad valorem taxes and marketing	3,483,626	4,321,976
Total LOE	$10,561,464	$11,037,313

LOE per Boe	$17.01	$12.32
LOE per Boe without severance, ad valorem taxes and marketing	$11.40	$7.50

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

The 4.3% decrease in total LOE for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a decrease in processing of $646,844 offset by an increase in LOE of $209,846 as a result of higher liability insurance, facility and non-capital workover costs. LOE per Boe increased by 38.1% for the same period generally due to lower production when compared to the prior year.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses for the years ended December 31, 2018 and 2017, are summarized as follows:

	Years Ended December 31,
	2018	2017
General and administrative:
Stock-based compensation	$582,344	$2,381,365
Capitalized	-	-
Net stock-based compensation	582,344	2,381,365

Other	6,871,529	8,541,291
Capitalized	(733,199)	(1,606,910)
Net other	6,138,330	6,934,381

Net general and administrative expenses	$6,720,674	$9,315,746

G&A Other primarily consists of overhead expenses, employee remuneration and professional and consulting fees. We capitalize certain G&A expenditures when they satisfy the criteria for capitalization under GAAP as relating to oil and natural gas exploration activities following the full cost method of accounting. During the second half of 2018, we stopped capitalizing overhead due to the departure of our exploration staff and a lack of development activity.

For the year ended December 31, 2018, net G&A expenses were 27.9%, or $2,595,072, less than the amount for the prior year ended December 31, 2017. The decrease in G&A expenses was primarily attributed to a decrease in accounting and audit fees of $221,791, a decrease in consulting fees of $121,526, a decrease in directors’ fees of $127,500, a decrease in salaries and stock compensation of $443,076 and $1,799,021, respectively, and a decrease in costs associated with the Company’s acquisition of Davis of $255,654. These reductions were offset by an increase in termination benefits of $169,825 and an increase in office rent of $224,454 primarily related to amounts of rent capitalized in 2017 compared to 2018.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) for oil and natural gas properties (excluding DD&A related to other property, plant and equipment) for the years ended December 31, 2018 and 2017, is summarized as follows:

	Years Ended December 31,
	2018	2017
DD&A	$8,427,599	$10,724,967

DD&A per Boe	$13.57	$11.97

DD&A expense decreased $2,297,368, or 21.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease resulted primarily from decreased production in 2018. The rate of DD&A per Boe in 2018 increased due to us writing off our PUDs during the year as a result of our liquidity and the uncertainty of our ability to fund their future development.

Impairment of Oil and Natural Gas Properties

We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment of $7.05 million and  $-0- for the years ended December 31, 2018 and 2017, respectively. The write-off of our Proved Undeveloped Reserves due to the uncertainty of our ability to fund their development was the primary reason for the ceiling impairment in 2018. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Interest Expense

Our interest expense for the years ended December 31, 2018 and 2017, is summarized as follows:

	Years Ended December 31,
	2018	2017
Interest expense	$2,447,426	$2,052,498
Interest capitalized	(133,772)	(317,691)
Net	$2,313,654	$1,734,807

Bank debt	$34,000,000	$27,700,000

Interest expense (net of amounts capitalized) increased $578,847 for the year ended December 31, 2018 over the same period in 2017 as a result of higher borrowings.

See Note 16 – Debt and Interest Expense in the Notes to Consolidated Financial Statements included in this report for additional information on the credit agreement and interest expense.

Income Tax Expense

The following summarizes our income tax expense (benefit) and effective tax rates for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Consolidated net income (loss) before income taxes	$(15,554,789)	$(5,392,768)
Income tax expense (benefit)	$-	$-
Effective tax rate	(0.00%)	(0.00%)

              Differences between the U.S. federal statutory rate of 21% in 2018 and 35% in 2017 and our effective tax rates are due to the tax effects of valuation allowances recorded against our deferred tax assets and state income taxes and the effect of the change in tax rates in 2017. Refer to Note 18 – Income Taxes in the Notes to Consolidated Financial Statements included in this report.

Liquidity and Capital Resources

The factors and uncertainties described below raise substantial doubt about our ability to continue as a going concern. Our primary and potential sources of liquidity include cash on hand, cash from operating activities, proceeds from the sales of assets, and potential proceeds from capital market transactions, including the sale of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production and we are currently unhedged on our oil and gas production. As disclosed in our Consolidated Financial Statements, we incurred net losses attributable to common shareholders of $17.1 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, our total current liabilities of $44.2 million exceed our total current assets of $7.2 million. Additionally, we are in violation of our debt covenants, have stopped paying interest under our credit facility, have extremely limited liquidity and have suffered recurring losses from operations. In addition, we are subject to a number of factors that are beyond our control, including commodity prices, our bank’s determination of our borrowing base, production declines and other factors that could affect our liquidity and ability to continue as a going concern.

We have recently experienced a number of mechanical issues on well sites including the Lac Blanc #2, and others that are impacting our rates of production and hence having a negative impact on the operating cash flow of the company. Field level operating cash flows prior to these issues were approximately $750,000 per month and currently projected to be $400,000 assuming no repairs take place.  We are planning on certain repairs costing an estimated $500,000 that will return field level operating cash flow to an estimated $600,000 per month.  While we anticipate returning a number of these wells to production, for others, like the Lac Blanc LP #2, repair cost estimates could be significant and there is no assurance we can fund the work based on our current severe liquidity constraints, which will result in a loss of an estimated $150,000 per month of field level cash flow.  Actual results could differ from these estimates, and the differences could be significant, as we continue to evaluate.

We are currently in default under our credit facility due to non-compliance with our financial covenants and failure to pay interest. As of December 31, 2018, we had fully drawn the $34.0 million available under our credit facility. On October 9, 2018, we received a notice and reservation of rights from the administrative agent under our Credit Agreement advising that an event of default has occurred and continues to exist by reason of our noncompliance with the liquidity covenant requiring us to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the lenders may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this report, the lenders have not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but they may exercise one or more of these remedies in the future. We have commenced discussions with the lenders under the Credit Agreement concerning a forbearance agreement or waiver of the events of default; however, there can be no assurance that we and the lenders will come to any agreement regarding a forbearance or waiver of the events of default.

We initiated several strategic alternatives to mitigate our limited liquidity (defined as cash on hand and undrawn borrowing base), our financial covenant compliance issues, and to provide us with additional working capital to develop our existing assets.

During the first quarter of 2019, we agreed to sell our Kern County, California properties for $2.1 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities of approximately $864,000, and received a non-refundable deposit of $150,000. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in the six months following closing and maintains that average for twelve consecutive months then Buyer shall pay to the Seller $250,000. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in six months following closing and maintains that average for twelve cosecutive months then Buyer shall pay to the seller $250,000. Upon closing, we anticipate that the proceeds will be applied to the repayment of borrowings under the credit facility and/or working capital; however, there can be no assurance that the transaction will close.

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

We continue to reduce our personnel, consultants, and other non-essential services and expenses in an effort to reduce our general and administrative costs, as well as curtailing our estimated capital expenditures planned for 2019. We have reduced our personnel by eleven employees since December 31, 2017, a 32% decrease. This brings our headcount to 23 employees as of December 31, 2018.

On October 22, 2018, we retained Seaport Global Securities LLC (“Seaport”) as our exclusive financial advisor and investment banker in connection with identifying and potentially implementing various strategic alternatives to improve our liquidity issues and the possible disposition, acquisition or merger of the Company or our assets. In addition, prior to the retention of Seaport, we retained Energy Advisors Group to sell select properties of the Company, including Main Pass 2 & 4, and our properties in California and Livingston Parish, Louisiana.

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

Cash Flows

Our net increase (decrease) in cash for the years ended December, 31, 2018 and 2017, is summarized as follows:

	Years Ended December 31,
	2018	2017
Cash flows provided by (used in) operating activities	$3,819,172	$3,246,058
Cash flows used in investing activities	(8,236,001)	(3,419,840)
Cash flows provided by (used in) financing activities	5,913,958	(3,314,541)
Net increase (decrease) in cash	$1,497,129	$(3,488,323)

Cash Flows From Operating Activities

Net cash provided by operating activities was $3,819,172 for the year ended December 31, 2018 compared to $3,246,058 in cash provided during the same period in 2017.  This increase was primarily caused by the $176,648 increase in accounts payable and other current and non-current liabilities in 2018 compared to the $2,462,040 decrease in accounts payable and other current and non-current liabilities in 2017.  Sales of natural gas and crude oil were down $3,972,508 in 2018 since the decrease in production was greater than the increase in prices.  Lease operating and general & administrative expenses were down $1,546,900 including the $275,000 credit for the deposit forfeiture. Funds were also used for a $590,709 in the 2018 settlement of asset retirement obligations compared to $1,045,257 in 2017.

One of the primary sources of variability in our cash flows from operating activities is fluctuations in commodity prices.  Sales volume changes also impact cash flow.  Our cash flows from operating activities are also dependent on the costs related to continued operations.

Cash Flows From Investing Activities

Net cash used in investing activities was $8,236,001 for the year ended December 31, 2018 compared to $3,419,840 in cash used during the same period in 2017.  During the year ended December 31, 2018, we had a total of $8,189,465 in oil and natural gas investing activities.  Of that, $1,930,814 was related to the completion of the State 320, $355,943 for the workover on the Fremaux SWD, and $4,026,996 for the reduction in capital expenditures in accounts payable.  In addition, $733,199 was capitalized G&A related to land, geological and geophysical costs. These amounts were offset by $2,372,767 related to proceeds from the sale of oil and natural gas properties.  The settlements of commodity derivatives resulted in a $2,419,303 use of cash.

In 2017, we had a total of $1,894,685 related to the drilling of the Weyerhaeuser 14 #1, $1,723,565 related to the recompletion of the State Lease 14564 #4 well, $1,016,002 related to the SL 18090 #2 well to establish production from the SIPH-D1 zone, $2,165,139 was for the drilling of the Jameson #1 SWD and $2,321,794 was spent on lease acquisition costs related to our Permian Basin project. These amounts were offset by $5,400,563 related to proceeds from the sale of oil and natural gas properties, and $1,238,341 related to settlements of commodity derivatives.  In addition, $1,606,910 was capitalized G&A related to land, geological and geophysical costs.

Cash Flows From Financing Activities

During the year ended December 31, 2018, we had net cash provided in financing activities of $5,913,958.  Of that amount, $6,300,000 (net) was borrowed under our credit facility and $91,829 (net) was borrowed under our insurance financing. These amounts were offset by $413,821 for treasury stock repurchases and $64,050 for common stock offering costs.

At December 31, 2018, we had no remaining availability on our $34,000,000 credit facility.

We had a cash balance of $1,634,492 at December 31, 2018.

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

Fair Market Value of Commodity Derivatives

	December 31, 2018		December 31, 2017
	Oil	Natural Gas	Oil	Natural Gas
Assets
Current	$1,005,012	$26,601	$-	$-
Noncurrent	$-	$98,530	$-	$-

Liabilities
Current	$(82,450)	$(198,005)	$(1,198,307)	$295,304
Noncurrent	$-	$(85,502)	$(319,104)	$(17,302)

Assets and liabilities are netted within each commodity on the Consolidated Balance Sheets as all contracts are with the same counterparty. For the balances without netting, refer to Part II, Item 8. Notes to the Consolidated Financial Statements, Note 12 – Commodity Derivative Instruments.

The fair market value of our commodity derivative contracts in place at December 31, 2018 and December 31, 2017 were net assets of $764,186 and net liabilities $1,239,409, respectively.

As required under the Credit Agreement, we previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, we received a notice of an event of default under our ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the ISDA Agreement, SocGen unwound all of our hedges with them. The notice provides for a payment of approximately $347,129 to settle our outstanding obligations thereunder related to SocGen’s hedges. On March 19, 2019, we received a notice of an event of default under our ISDA Agreement with BP (the “BP ISDA”). Due to the default under the ISDA Agreement, BP also unwound all of our hedges with them. The notice provides for a payment of approximately $775,725 to settle our outstanding obligations thereunder related to BP’s hedges.

See Part II, Item 8. Notes to the Consolidated Financial Statements, Note 12 – Commodity Derivative Instruments, for additional information on our commodity derivatives.

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

Assets Held for Sale

The fair values of property, plant and equipment, classified as assets held for sale and related impairments, which are calculated using Level 3 inputs, are discussed in Part II, Item 8. Notes to the Consolidated Financial Statements, Note 3 – Significant Accounting Policies.

Commitments and Contingencies

We had the following contractual obligations and commitments as of December 31, 2018:

		Liability for			Asset
		Commodity	Throughput	Operating	Retirement
	Debt (1)	Derivatives (2)	Commitment (3)	Leases	Obligations	Total
2019	$34,742,953	$280,455	$344,327	$532,147	$128,539	$36,028,421
2020	-	85,502	86,082	520,297	604,057	1,295,938
2021	-	-	-	524,044	675,354	1,199,398
2022	-	-	-	530,990	661,342	1,192,332
2023	-	-	-	351,392	434,335	785,727
Thereafter	-	-	-	-	8,768,231	8,768,231
Totals	$34,742,953	$365,957	$430,409	$2,458,870	$11,271,858	$49,270,047

(1)
Senior credit facility of $34,000,000 does not include future commitment fees, interest expense or other fees because our Credit Agreement is a floating rate instrument, and we cannot determine with accuracy the timing of future loans, advances, repayments or future interest rates to be charged. Includes insurance premium financing note of $742,953.

(2)
Represents the estimated future payments under our oil and natural gas derivative contracts based on the future market prices as of December 31, 2018. These amounts will change as oil and natural gas commodity prices change (for additional information related to the termination of our hedges in the first quarter of 2019, see Note 2 – Liquidity and Going Concern in the Notes to Consolidated Financial Statements in Part II, Item 8 in this report).

(3)
Our Chalktown properties are subject to a throughout commitment agreement through March 2020. Since we have failed to reach volume commitments and anticipate that we will fail to reach such commitments for the remainder of the agreement, we are accruing approximately $29,000 per month which is the maximum amount we may owe based upon the agreement. See Note 19 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II, Item 8 in this report.

Additionally, in connection with our joint venture in the Permian Basin in Yoakum County, Texas, we are committed as of December 31, 2018 to spend an additional $239,477 by March 2020.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements, special purpose entities, financing partnerships or guarantees (other than our guarantee of our wholly owned subsidiary’s credit facility).

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and that could potentially result in materially different results under different assumptions and conditions. See Note 3 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 in this report, for a discussion of additional accounting policies and estimates made by management.

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

Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known or as tax laws and regulations change. See Part II, Item 8. Note 18 – Income Taxes in the Notes to the Consolidated Financial Statements.

Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in higher DD&A expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value, or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows, but would result in a decrease in net income for the period in which the impairment is recorded. See Item 8, Notes to the Consolidated Financial Statements, Note 5 – Acquisitions and Divestments.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 8.           Financial Statements and Supplementary Data.

The Report of the Independent Registered Public Accounting Firm and the Consolidated Financial Statements are set forth beginning on page F-1 of this Annual Report on Form 10-K and are included herein.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e), of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Under the supervision of, and with the participation of our management, including the Interim Chief Executive Officer and Chief Restructuring Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, (2013 Version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective and had a “material weakness” as defined in PCAOB Auditing Standard No. 5. It came to management’s attention that the lease operating expense forecast for a significant field was misstated in our annual reserve report. Although we believe the error is isolated and not material to the reserve report itself, we recognize that the error causes a material amount of additional full cost ceiling impairment to be recorded. We re-assessed our internal controls over review of the third party reserve report and concluded that the desgin of our controls was not effective. Specifically, our review of the December 31, 2018 year-end reserve report lacked the precision necessary to identify an error in the field level lease operating expense forecast that could ultimately be material to the financial statements.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report. Therefore, this report does not include such an attestation.

Remediation Steps to Address Material Weakness

The above discussed material weakness was due to inadequate design of procedures related to the testing of certain field level lease operating expenses in the reserve report versus lease operating expenses on a company wide basis. We intend to remedy this by enhancing the depth and precision of our review of our third party reserve reports.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

See list of “Executive Officers of the Company” under Item 1 of this report, which is incorporated herein by reference.

Other information required by this Item 10 of this report will be set forth in our 2019 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

Item 11.        Executive Compensation.

Information called for by Item 11 of this report will be set forth in our 2019 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Item 12 of this report will be set forth in our 2019 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Information called for by Item 13 of this report will be set forth in our 2019 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services.

Information called for by Item 14 of this report will be set forth in our 2019 Proxy Statement or Form 10-K/A, which is incorporated herein by reference.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

Form 10-K for the fiscal year ended December 31, 2018.

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation dated October 26, 2016.	8-K	001-37932	3.2	November 1, 2016

3.3	Certificate of Designation of the Series D Convertible Preferred Stock of Yuma Energy, Inc. dated October 26, 2016.	8-K	001-37932	3.3	November 1, 2016

3.4	Amended and Restated Bylaws dated October 26, 2016.	8-K	001-37932	3.4	November 1, 2016

10.1	Credit Agreement dated as of October 26, 2016, among Yuma Energy, Inc., Yuma Exploration and Production Company, Inc., Pyramid Oil LLC, Davis Petroleum Corp., Société Générale, SG Americas Securities, LLC and the lenders party thereto.	8-K	001-37932	10.1	November 1, 2016

10.1(a)	First Amendment to Credit Agreement and Borrowing Base Redetermination dated May 19, 2017 among Yuma Energy, Inc., Yuma Exploration and Production Company, Inc., Pyramid Oil LLC, Davis Petroleum Corp., Société Générale, as Administrative Agent, and each of the lenders and guarantors party thereto.	8-K	001-37932	10.1	May 23, 2017

10.1(b)	Limited Waiver and Second Amendment to Credit Agreement and Borrowing Base Redetermination dated May 8, 2018 among Yuma Energy, Inc., Yuma Exploration and Production Company, Inc., Pyramid Oil LLC, Davis Petroleum Corp., Société Générale, as Administrative Agent, and each of the lenders and guarantors party thereto.	8-K	001-37932	10.1	May 11, 2018

10.1(c)	Waiver and Third Amendment to Credit Agreement dated July 31, 2018 among Yuma Energy, Inc., Yuma Exploration and Production Company, Inc., Pyramid Oil LLC, Davis Petroleum Corp., Société Générale, as Administrative Agent, and each of the lenders and guarantors party thereto.	8-K	001-37932	10.1	August 3, 2018

10.1(d)	Limited Waiver dated as of August 30, 2018 among Yuma Energy, Inc., Yuma Exploration and Production Company, Inc., Pyramid Oil LLC, Davis Petroleum Corp., Société Générale, as Administrative Agent, and each of the lenders and guarantors party thereto.	8-K	001-37932	10.1	September 5, 2018

10.2†	Employment Agreement dated October 1, 2012, between Yuma Energy, Inc. and Sam L. Banks.	S-4	333-197826	10.8	August 4, 2014

10.2(a)†	First Amendment to the Employment Agreement dated October 26, 2016, between Yuma Energy, Inc. and Sam L. Banks.	8-K	001-37932	10.5(a)	November 1, 2016

10.2(b)†	Amended and Restated Employment Agreement dated April 20, 2017 between Yuma Energy, Inc. and Sam L. Banks.	8-K	001-37932	10.1	April 26, 2017

10.3†	Employment Agreement dated July 15, 2013, between Yuma Energy, Inc. and James J. Jacobs.	S-4	333-212103	10.7	June 17, 2016

10.3(a)†	Amended and Restated Employment Agreement dated April 20, 2017 between Yuma Energy, Inc. and James J. Jacobs.	8-K	001-37932	10.3	April 26, 2017

10.4†	Employment Agreement dated October 14, 2014, between Yuma Energy, Inc. and Paul D. McKinney.	10-Q	001-32989	10.1	November 14, 2014

10.4(a)†	Amendment to the Employment Agreement dated March 12, 2015, between Yuma Energy, Inc. and Paul D. McKinney.	8-K	001-32989	10.1	March 17, 2015

10.4(b)†	Amended and Restated Employment Agreement dated April 20, 2017 between Yuma Energy, Inc. and Paul D. McKinney.	8-K	001-37932	10.2	April 26, 2017

10.5	Form of Indemnification Agreement.	8-K	001-37932	10.2	November 1, 2016

10.6	Registration Rights Agreement dated October 26, 2016.	8-K	001-37932	10.3	November 1, 2016

10.7†	2006 Equity Incentive Plan of the Registrant.	S-8	333-175706	4.3	July 21, 2011

10.8†	Yuma Energy, Inc. 2011 Stock Option Plan.	8-K	001-32989	10.5	September 16, 2014

10.9†	Yuma Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-32989	10.6	September 16, 2014

10.9(a)†	Amendment to the Yuma Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-37932	10.7(a)	November 1, 2016

10.10†	Form of Restricted Stock Award Agreement (Employees).	8-K	001-37932	10.1	March 27, 2017

10.11†	Form of Restricted Stock Award Agreement (Directors).	8-K	001-37932	10.2	March 27, 2017

10.12†	Form of Stock Appreciation Right Agreement.	8-K	001-37932	10.4	April 26, 2017

10.13†	Form of Stock Option Agreement.	8-K	001-37932	10.5	April 26, 2017

10.14†	Yuma Energy, Inc. 2018 Long-Term Incentive Plan.	8-K	001-37932	10.2	June 13, 2018

14	Code of Ethics.	8-K	001-37932	14	November 1, 2016

21.1	List of Subsidiaries.					X

23.1	Consent of Moss Adams LLP.	X

23.2	Consent of Netherland, Sewell & Associates, Inc.	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32.1	Certification of the Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.		X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.		X

99.1	Report of Netherland, Sewell & Associates, Inc.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Schema Document.	X

101.CAL	XBRL Calculation Linkbase Document.	X

101.DEF	XBRL Definition Linkbase Document.	X

101.LAB	XBRL Label Linkbase Document.	X

101.PRE	XBRL Presentation Linkbase Document.	X

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

YUMA ENERGY, INC.

Date: April 2, 2019	By:	/s/ Anthony C. Schnur
	Name:	Anthony C. Schnur
	Title:	Interim Chief Executive Officer and Chief Restructuring Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony C. Schnur	Interim Chief Executive Officer and Chief Restructuring Officer (Principal Executive Officer)	April 2, 2019
Anthony C. Schnur

/s/ James J. Jacobs	Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	April 2, 2019
James J. Jacobs

/s/ James W. Christmas	Director	April 2, 2019
James W. Christmas

/s/ Frank A. Lodzinski	Director	April 2, 2019
Frank A. Lodzinski

/s/ Neeraj Mital	Director	April 2, 2019
Neeraj Mital

/s/ Richard K. Stoneburner	Director	April 2, 2019
Richard K. Stoneburner

/s/ Willem Mesdag	Director	April 2, 2019
Willem Mesdag

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Yuma Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yuma Energy, Inc. (and subsidiaries) (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in default on its credit facility, has a substantial working capital deficit, no available capital to maintain or develop its properties and all hedging agreements have been terminated by counterparties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas
April 2, 2019

We have served as the Company’s auditor since 2017.

  Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,634,492	$137,363
Accounts receivable, net of allowance for doubtful accounts:
Trade	3,183,806	4,496,316
Officer and employees	12,748	53,979
Other	183,026	1,004,479
Commodity derivative instruments	751,158	-
Prepayments	1,152,126	976,462
Other deferred charges	256,261	347,490

Total current assets	7,173,617	7,016,089

OIL AND GAS PROPERTIES (full cost method):
Proved properties	504,139,740	494,216,531
Unproved properties - not subject to amortization	-	6,794,372

	504,139,740	501,010,903
Less: accumulated depreciation, depletion, amortization and impairment	(436,642,215)	(421,165,400)

Net oil and gas properties	67,497,525	79,845,503

OTHER PROPERTY AND EQUIPMENT:
Assets held for sale	1,691,588	-
Land, buildings and improvements	-	1,600,000
Other property and equipment	1,793,397	2,845,459
	3,484,985	4,445,459
Less: accumulated depreciation, amortization and impairment	(1,355,639)	(1,409,535)

Net other property and equipment	2,129,346	3,035,924

OTHER ASSETS AND DEFERRED CHARGES:
Commodity derivative instruments	13,028	-
Deposits	467,592	467,592
Other noncurrent assets	79,997	270,842

Total other assets and deferred charges	560,617	738,434

TOTAL ASSETS	$77,361,105	$90,635,950

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS - CONTINUED

	December 31,	December 31,
	2018	2017

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$34,742,953	$651,124
Accounts payable, principally trade	8,008,017	11,931,218
Commodity derivative instruments	-	903,003
Asset retirement obligations	128,539	277,355
Other accrued liabilities	1,275,473	2,295,438

Total current liabilities	44,154,982	16,058,138

LONG-TERM DEBT	-	27,700,000

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	11,143,320	10,189,058
Commodity derivative instruments	-	336,406
Deferred rent	250,891	290,566
Employee stock awards	40,153	191,110

Total other noncurrent liabilities	11,434,364	11,007,140

COMMITMENTS AND CONTINGENCIES (Notes 2 and 19)

EQUITY
Series D convertible preferred stock
($0.001 par value, 7,000,000 authorized, 2,041,240 issued and outstanding as of December 31, 2018, and 1,904,391 issued and outstanding as of
December 31, 2017)	2,041	1,904
Common stock
($0.001 par value, 100 million shares authorized, 23,240,833 outstanding as of
December 31, 2018 and 22,661,758 outstanding as of December 31, 2017)	23,241	22,662
Additional paid-in capital	58,449,149	55,064,685
Treasury stock at cost (380,525 shares as of December 31, 2018 and 13,343 shares
as of December 31, 2017)	(439,099)	(25,278)
Accumulated earnings (deficit)	(36,263,573)	(19,193,301)

Total equity	21,771,759	35,870,672

TOTAL LIABILITIES AND EQUITY	$77,361,105	$90,635,950

The accompanying notes are an integral part of these consolidated financial statements

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

REVENUES:
Sales of natural gas and crude oil	$21,471,093	$25,443,601

EXPENSES:
Lease operating and production costs	10,561,464	11,037,313
General and administrative – stock-based compensation	582,344	2,381,365
General and administrative – other	6,138,330	6,934,381
Deposit forfeiture	(275,000)	-
Depreciation, depletion and amortization	8,539,554	10,955,203
Asset retirement obligation accretion expense	560,922	557,683
Impairment of oil and gas properties	7,049,216	-
Impairment of other property and equipment	794,623	-
Bad debt expense	433,769	335,567
Total expenses	34,385,222	32,201,512

LOSS FROM OPERATIONS	(12,914,129)	(6,757,911)

OTHER INCOME (EXPENSE):
Net gains (losses) from commodity derivatives	(415,708)	2,554,934
Interest expense	(2,313,654)	(1,734,807)
Gain (loss) on other property and equipment	-	484,768
Other, net	88,702	60,248
Total other income (expense)	(2,640,660)	1,365,143

LOSS BEFORE INCOME TAXES	(15,554,789)	(5,392,768)

Income tax expense - deferred	-	-

NET LOSS	(15,554,789)	(5,392,768)

PREFERRED STOCK:
Dividends paid in kind	1,515,483	1,413,865

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(17,070,272)	$(6,806,633)

LOSS PER COMMON SHARE:
Basic	$(0.74)	$(0.46)
Diluted	$(0.74)	$(0.46)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	23,023,066	14,815,991
Diluted	23,023,066	14,815,991

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
December 31, 2016	1,776,718	$1,777	12,201,884	$12,202	$43,877,563	$-	$(12,386,668)	$31,504,874
Net loss	-	-	-	-	-	-	(5,392,768)	(5,392,768)
Payment of Series "D" dividends in kind	127,673	127	-	-	1,413,738	-	(1,413,865)	-
Public offering proceeds net of $1.4 million costs	-	-	10,100,000	10,100	8,737,447	-	-	8,747,547
Stock awards vested	-	-	32,596	33	(33)	-	-	-
Restricted stock awards issued	-	-	329,491	329	(329)	-	-	-
Restricted stock awards forfeited	-	-	(2,213)	(2)	2	-	-	-
Stock-based compensation	-	-	-	-	1,036,297	-	-	1,036,297
Treasury stock (surrendered to
settle employee tax liabilities)	-	-	-	-	-	(25,278)	-	(25,278)
December 31, 2017	1,904,391	$1,904	22,661,758	$22,662	$55,064,685	$(25,278)	$(19,193,301)	$35,870,672
Net loss	-	-	-	-	-	-	(15,554,789)	(15,554,789)
Payment of Series "D" dividends in kind	136,849	137	-	-	1,515,346	-	(1,515,483)	-
Stock awards vested	-	-	963,313	963	(963)	-	-	-
Restricted stock awards forfeited	-	-	(17,056)	(17)	17	-	-	-
Restricted stock awards repurchased	-	-	(367,182)	(367)	367	-	-	-
Stock-based compensation	-	-	-	-	1,869,697	-	-	1,869,697
Treasury stock (surrendered to	-	-	-	-		-	-
settle employee tax liabilities)	-	-	-	-		(413,821)	-	(413,821)
December 31, 2018	2,041,240	$2,041	23,240,833	$23,241	$58,449,149	$(439,099)	$(36,263,573)	$21,771,759

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net cash provided by (used in)
operating activities:
Net income (loss)	$(15,554,789)	$(5,392,768)
Depreciation, depletion and amortization of property and equipment	8,539,554	10,955,203
Impairment of oil and gas properties	7,049,216	-
Impairment of long lived assets	794,623	-
Amortization of debt issuance costs	416,650	363,485
Deferred rent liability, net	10,771	279,795
Stock-based compensation expense	582,344	2,381,365
Settlement of asset retirement obligations	(590,709)	(1,045,257)
Asset retirement obligation accretion expense	560,922	557,683
Bad debt expense	433,769	335,567
Net (gains) losses from commodity derivatives	415,708	(2,554,934)
(Gain) loss on sales of fixed assets	-	(556,141)
Loss on write-off of abandoned facilities	-	71,373
(Gain) loss on write-off of liabilities net of assets	(113,225)	(58,994)
Changes in assets and liabilities:
Decrease in accounts receivable	1,354,652	285,051
Decrease in prepaids, deposits and other assets	(256,962)	86,670
Decrease in accounts payable and other current and
non-current liabilities	176,648	(2,462,040)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,819,172	3,246,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(8,189,465)	(10,704,535)
Proceeds from sale of oil and gas properties	2,372,767	5,400,563
Proceeds from sale of other fixed assets	-	645,791
Derivative settlements	(2,419,303)	1,238,341
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8,236,001)	(3,419,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit facility	14,300,000	13,275,000
Repayment of borrowings on senior credit facility	(8,000,000)	(25,075,000)
Proceeds from borrowings - insurance financing	902,357	763,244
Repayments of borrowings - insurance financing	(810,528)	(711,461)
Debt issuance costs	-	(353,593)
Net proceeds (expenses) from common stock offering	(64,050)	8,812,547
Treasury stock repurchases	(413,821)	(25,278)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,913,958	(3,314,541)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,497,129	(3,488,323)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	137,363	3,625,686

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,634,492	$137,363

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$1,685,709	$1,369,353
Interest capitalized	$133,772	$317,691
Income tax refund	$-	$20,699
Supplemental disclosure of significant non-cash activity:
(Increase) decrease in capital expenditures financed by accounts payable	$4,026,996	$(2,608,232)

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Yuma Energy, Inc., a Delaware corporation (“YEI” and collectively with its subsidiaries, the “Company”), is an independent Houston-based exploration and production company focused on acquiring, developing and exploring for conventional and unconventional oil and natural gas resources. Historically, the Company’s operations have focused on onshore properties located in central and southern Louisiana and southeastern Texas where it has a long history of drilling, developing and producing both oil and natural gas assets. In 2017, it acquired acreage in Yoakum County, Texas, with plans to explore and develop additional oil and natural gas assets in the Permian Basin of west Texas. Finally, the Company has operated positions in Kern County, California, and non-operated positions in the East Texas Woodbine.

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

See Note 2 – Liquidity and Going Concern for further discussion about basis of presentation and accounting.

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

Petroleum has been inactive since 1998 due to the transfer of substantially all exploration and production activities to Exploration.

TSM was primarily engaged in the marketing of natural gas in Louisiana. Since October 26, 2016 (the date of the Reincorporation Merger and the Davis Merger), TSM has been dormant due to the fact that it no longer markets natural gas volumes.

POL is primarily engaged in holding assets located in the State of California.

Davis GOM has been inactive since 2017.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The factors and uncertainties described below, as well as other factors which include, but are not limited to, declines in the Company’s production, the Company’s failure to establish commercial production on our Permian properties, no available capital to maintain and develop our properties, and its substantial working capital deficit of approximately $37.0 million, raise substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

The borrowing base of the credit facility was $34.0 million as of December 31, 2018, and the Company was and is fully drawn under the credit facility leaving no availability on the line of credit. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets.

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

The Credit Agreement contains customary financial and affirmative covenants and defines events of default for credit facilities of this type, including failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and a change of control. Upon the occurrence and continuance of an event of default, the Lender has the right to accelerate repayment of the loans and exercise its remedies with respect to the collateral.

At December 31, 2018, the Company was not in compliance under the credit facility with its (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, (iv) the liquidity covenant requiring the Company to maintain unrestricted cash and borrowing base availability of at least $4.0 million, and (v) obligation to make an interest only payment for the quarter ended December 31, 2018. In addition, the Company currently is not making payments of interest under the credit facility and anticipate future non-compliance under the credit facility going forward. Due to this non-compliance, as well as the credit facility maturity in 2019, the Company classified its entire bank debt as a current liability in its financial statements as of December 31, 2018. On October 9, 2018, the Company received a notice and reservation of rights from the administrative agent under the Credit Agreement advising that an event of default had occurred and continues to exist by reason of the Company’s noncompliance with the liquidity covenant requiring us to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this report, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but may exercise one or more of these remedies in the future. As required under the Credit Agreement, the Company previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, the Company received a notice of an event of default under its ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the ISDA Agreement, SocGen unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $347,129 to settle the Company’s outstanding obligations thereunder related to SocGen’s hedges (of which $-0- is included in accounts payable at December 31, 2018). On March 19, 2019, the Company received a notice of an event of default under its ISDA Agreement with BP (the “BP ISDA”). Due to the default under the ISDA Agreement, BP also unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $775,725 to settle the Company’s outstanding obligations thereunder related to BP’s hedges (of which $-0- is included in accounts payable at December 31, 2018).

The Company has initiated several strategic alternatives to mitigate its limited liquidity (defined as cash on hand and undrawn borrowing base), its financial covenant compliance issues, and to provide it with additional working capital to develop its existing assets.

During the first quarter of 2019, the Company agreed to sell its Kern County, California properties for $2.1 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities of approximately $864,000, and received a non-refundable deposit of $150,000. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in six months following closing and maintains that average for twelve consecutive months then Buyer shall pay to the seller $250,000. Upon closing, the Company anticipates that the proceeds will be applied to the repayment of borrowings under the credit facility and/or working capital; however, there can be no assurance that the transaction will close.

On August 20, 2018, the Company sold its 3.1% leasehold interest consisting of 9.8 net acres in one section in Eddy County, New Mexico for $127,400. On October 23, 2018, the Company sold substantially all of its Bakken assets in North Dakota for approximately $1.16 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities of approximately $15,200. The Bakken assets represent approximately 12 barrels of oil equivalent per day of the Company’s production in the third quarter. On October 24, 2018, the Company sold certain deep rights in undeveloped acreage located in Grady County, Oklahoma for approximately $120,000. Proceeds of $1.0 million from these non-core asset sales were applied to the repayment of borrowings under the credit facility in October 2018.

The Company continues to reduce personnel, consultants, and other non-essential services in an effort to reduce its general and administrative costs, as well as curtailing its capital expenditures planned for 2019.

On October 22, 2018, the Company retained Seaport Global Securities LLC, an investment banking firm, to advise the Company on its strategic and tactical alternatives, including possible acquisitions and divestitures.

The Company plans to take further steps to mitigate its limited liquidity, which may include, but are not limited to, further reducing or eliminating capital expenditures; selling additional assets; further reducing general and administrative expenses; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. There can be no assurance that the exploration of strategic alternatives will result in a transaction or otherwise improve the Company’s limited liquidity and that the Company will continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the category is based on the lowest level input that is significant to the fair value measurement of the instrument (see Note 11 – Fair Value Measurements).

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable reported on the Consolidated Balance Sheets approximates fair value due to their short-term nature.

The fair value of debt is estimated as the carrying amount of the Company’s credit facility (see Note 11 – Fair Value Measurements).

Nonfinancial assets and liabilities initially measured at fair value include certain assets acquired in a business combination, asset retirement obligations and exit or disposal costs.

Assets Held for Sale – the fair values of property, plant and equipment, classified as assets held for sale and related impairments are calculated using Level 3 inputs.

Cash Equivalents

Cash on hand, deposits in banks and short-term investments with original maturities of three months or less are considered cash and cash equivalents.

Trade Receivables

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. Accounts receivable are stated net of allowance for doubtful accounts of $621,006 and $934,338 at December 31, 2018 and 2017, respectively.

Management evaluates accounts receivable quarterly on an individual account basis, making individual assessments of collectability, and reserves those amounts it deems potentially uncollectible.

Derivative Instruments

The Company periodically enters into derivative contracts to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. All derivatives are recognized on the balance sheet and measured at fair value. The Company does not designate its derivative contracts as hedges, as defined in ASC 815, Derivatives and Hedging, and, accordingly, recognizes changes in the fair value of the derivatives currently in earnings (see Note 12 – Commodity Derivative Instruments).

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

Depreciation, Depletion and Amortization (“DD&A”) – The capitalized cost of oil and natural gas properties, excluding unevaluated properties, is amortized using the unit-of-production method using estimates of proved reserve quantities (equivalent physical units of 6 Mcf of natural gas to each barrel of oil equivalent, or “Boe”). Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of the assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and gas property costs to be amortized. The amortizable base includes future development, abandonment and restoration costs. The rate for DD&A per Boe for the Company related to oil and natural gas properties was $13.57 and $11.97 for fiscal years 2018 and 2017, respectively. DD&A expense for oil and natural gas properties was $8,427,599 and $10,724,967 for fiscal years 2018 and 2017, respectively.

Impairments – Total capitalized costs of oil and natural gas properties are subject to a limit, or “ceiling test.” The ceiling test limits total capitalized costs less related accumulated DD&A and deferred income taxes to a value not to exceed the sum of (i) the present value, discounted at a ten percent annual interest rate, of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions; plus (ii) the cost of properties not subject to amortization; less (iii) income tax effects related to differences in the book and tax basis of oil and natural gas properties. If unamortized capitalized costs less related deferred income taxes exceed this limit, the excess is charged to impairment in the quarter the assessment is made. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period (see Note 6 – Asset Impairments).

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

Capitalized Interest – Capitalized interest is included as part of the cost of oil and natural gas properties. The Company capitalized $133,772 and $317,691 of interest associated with its line of credit (see Note 16 – Debt and Interest Expense) during fiscal years 2018 and 2017, respectively. The capitalization rates are based on the Company’s weighted average cost of borrowings associated with unproved oil and gas properties not subject to amortization.

Capitalized Internal Costs – Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by the Company for its own account, and that are not related to production, general corporate overhead or similar activities, are also capitalized. The Company capitalized $733,199 and $1,606,910 of allocated indirect costs, excluding interest and direct costs, related to these activities during fiscal years 2018 and 2017, respectively.

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

Other Property and Equipment

Other property and equipment is generally recorded at cost. Expenditures for major additions and improvements are capitalized, while maintenance, repairs and minor replacements which do not improve or extend the life of such assets are charged to operations as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment sold, retired or otherwise disposed of are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in “Other” in “Other income (expense)” in the accompanying Consolidated Statements of Operations.

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

Assets Held for Sale – The fair values of property, plant and equipment, classified as assets held for sale, are included in Other Property and Equipment. During the year, the Company recorded an impairment of $794,623 related to the write-down of the Company’s assets held for sale to the lower of carrying value and fair value less the cost to sell.

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

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2017 and the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

The following table presents the Company’s revenues disaggregated by product source. Sales taxes are excluded from revenues.

	Years Ended December 31,
	2018	2017
Sales of natural gas and crude oil:
Crude oil and condensate	$11,565,706	$12,596,983
Natural gas	6,678,666	9,425,676
Natural gas liquids	3,226,721	3,420,942
Total revenues	$21,471,093	$25,443,601

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

Contract Balances

Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $2,282,200 and $2,636,867 as of December 31, 2018 and December 31, 2017, respectively, and are reported in trade accounts receivable, net on the Consolidated Balance Sheets. The Company currently has no other assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.

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
Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely-than-not that the related tax benefits will not be realized (see Note 18 – Income Taxes).

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

The Company adopted the 2014 Long-Term Incentive Plan effective October 26, 2016, and adopted an Annual Incentive Plan for fiscal year 2017 . The Company adopted the 2018 Long-Term Incentive Plan effective June 7, 2018 (see Note 14 – Stock-Based Compensation).

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

The Company records compensation cost, net of estimated forfeitures, for non-vested stock units over the requisite service period using the straight-line method. An adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the awards. For liability-classified share-based compensation awards, expense is recognized for those awards expected to ultimately be paid. The amount of expense reported for liability-classified awards is adjusted for fair-value changes so that the expense recognized for each award is equivalent to the amount to be paid (see Note 14 – Stock-Based Compensation).

Other Noncurrent Assets

Other noncurrent assets at December 31, 2018 are comprised of $79,997 related to the S-3 offering.  In 2017, the balance included $254,894 of deferred debt issuance costs related to the establishment of the new Société Générale (“SocGen”) credit facility which expires on October 26, 2019, and S-3 offering costs of $15,948.

Earnings per Share

The Company’s basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding stock awards, if the inclusion of these items is dilutive (see Note 15 – Net Income (Loss) per Common Share).

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

Accounting Pronouncement Yet to Be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

The new guidance is effective for fiscal years beginning after December 15, 2018. The Company plans to adopt this guidance in the first quarter of 2019 using the optional transition method. Consequently, the Company's reporting for the comparative periods presented in the financial statements will continue to be in accordance with ASC Topic 840, Leases. The adoption of this guidance will result in the addition of right-of-use assets and corresponding lease obligations to the consolidated balance sheet and will not have a material impact on the Company’s results of operations or cash flows. The Company has substantially completed its evaluation of the impact on the Company’s lease portfolio.

 ASU 2016-02 provides for certain practical expedients when adopting the guidance. The Company plans to elect the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. The Company also plans to apply the hindsight practical expedient allowing the Company to use hindsight when determining the lease term (i.e., evaluating the Company’s option to renew or terminate the lease or to purchase the underlying asset) and assessing impairment of expired or existing leases.

The Company additionally plans to apply the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the existing leasing guidance. Instead, it will continue to apply its existing accounting policies to historical land easements. The Company also elects to apply the short-term lease exception, therefore it will not record a right-of-use asset or corresponding lease liability for leases with a term of twelve months or less and instead recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company plans to elect the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

As part of the Company’s assessment, it formed an implementation work team, conducted training for the relevant staff regarding the potential impacts of Topic 842 and has concluded its contract analyses and policy review. The Company engaged external resources to assist in its efforts to complete the analysis of potential changes to current accounting practices and is in the process of implementing a new lease accounting system in connection with the adoption of the updated guidance. The Company also evaluated the impact of Topic 842 on its internal control over financial reporting and other changes in business practices and processes. The Company is in the process of finalizing its catalog of existing lease contracts and implementing changes to its systems.

Upon adoption, the Company expects to record operating lease right-of-use assets of approximately $4.1 million representing the present value of future lease payments under operating leases with terms of greater than twelve months. The Company is continuing to evaluate the impact the pronouncement will have on the related disclosures.

Accounting Pronouncements Recently Adopted

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company adopted this update, as required, beginning in the first quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014 09 “Revenue from Contracts with Customers” (Topic 606) (ASC 606, as subsequently amended).  ASC 606 supersedes the revenue recognition requirements in topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services.  The Company adopted ASC 606 with an effective date of January 2018 using the full retrospective approach.  For public entities, ASC 606 became effective for fiscal years beginning after December 15, 2017.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 4 – PREPAYMENTS

At December 31, prepayments consisted of the following:

	December 31,
	2018	2017
Prepaid insurance	$1,009,216	$828,648
Prepaid taxes	1,394	28,158
Other prepayments	141,516	119,656
Total prepayments	$1,152,126	$976,462

NOTE 5 - ACQUISITIONS AND DIVESTMENTS

Divestments

During 2018, the Company made the following divestments:

●
Eddy County, New Mexico – The Company sold its 3.1% leasehold interest consisting of 9.8 net acres in one section for $127,400.
●
Bakken – the Company sold substantially all of its Bakken assets in North Dakota for approximately $1.16 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities of approximately $15,200. The Bakken assets represent approximately 12 barrels of oil equivalent per day of the Company’s production.
●
Grady County, Oklahoma – The Company sold certain deep rights in undeveloped acreage located in Grady County, Oklahoma for approximately $120,000.

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

NOTE 6 – ASSET IMPAIRMENTS

Capitalized costs (net of accumulated DD&A and deferred income taxes) of proved oil and natural gas properties subject to amortization are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves and estimated related future income taxes. The oil and natural gas prices used to calculate the full cost ceiling at December 31, 2018 were $65.56/Bbl for oil and $3.10/MMBtu for natural gas. In accordance with SEC rules, these prices are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. During the year ended December 31, 2018, the Company recorded a full cost ceiling impairment $7.05 million due primarily to the Company writing off its PUD reserves during the year because development of such reserves is highly uncertain given the Company's severe liquidity constraints. No impairment was recorded during the year ended December 31, 2017.

NOTE 7 – PROPERTY, PLANT, AND EQUIPMENT, NET

Oil and Gas Properties

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization (including impairments), relating to the Company’s oil and natural gas properties at December 31:

	December 31,
	2018	2017
Subject to amortization (proved properties)	$504,139,740	$494,216,531
Less: Accumulated depreciation, depletion,
and amortization	(436,642,215)	(421,165,400)
Proved properties, net	$67,497,525	$73,051,131

Not subject to amortization (unproved properties)
Leasehold acquisition costs	-	3,133,162
Exploration and development	-	3,368,339
Capitalized Interest	-	292,871
Total unproved properties	-	6,794,372

Oil and gas properties, net	$67,497,525	$79,845,503

Unproved properties not subject to amortization

Costs not being amortized are transferred to the Company’s proved properties subject to amortization as its drilling program is executed or costs are evaluated and deemed impaired. During 2018, the Company moved all of its unproved properties to the full cost pool. A summary of the Company’s unproved properties by year incurred prior to subjecting these costs to amortization in 2018 is as follows:

	Year Incurred
	2018	2017 and prior
Leasehold acquisition costs	$-	$3,133,162
Exploration and development	-	3,368,339
Capitalized interest	-	292,871
Total	$-	$6,794,372

Other

Other property and equipment consists of the following:

Assets Held for Sale – The fair values of property, plant and equipment classified as assets held for sale are $1,691,588.

	Estimated
	useful	December 31,
	life in years	2018	2017

Land	n/a	$-	$1,314,000
Software and IT equipment	3 - 5	979,389	979,389
Drilling and operating equipment	15	-	837,013
Furniture and fixtures	7 - 10	704,758	712,692
Buildings	25	-	286,000
Automobiles	3 - 7	24,990	232,105
Office leasehold improvements	10	84,260	84,260

Total other property and equipment		1,793,397	4,445,459

Less: Accumulated depreciation and
leasehold improvement amortization		(1,355,639)	(1,409,535)

Net book value		$437,758	$3,035,924

Depreciation and leasehold improvement amortization expense related to other property and equipment outside of oil and natural gas properties totaled $111,955 and $230,236 for the years ended December 31, 2018 and 2017, respectively, and is included on the Consolidated Statements of Operations in Depreciation, depletion and amortization.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations (“AROs”) represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. Revisions in estimated liabilities during the period relate primarily to changes in estimates of timing. Revisions in estimated liabilities can also include, but are not limited to, revisions of estimated inflation rates, changes in property lives, and the expected asset retirement cost. The changes in the asset retirement obligations for the years ended December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017

Beginning of year balance	$10,466,413	$10,196,383
Liabilities incurred during year	69,021	6,663
Liabilities settled during year	(295,146)	(389,765)
Liabilities sold during year	(15,203)	(418,527)
Accretion expense	560,922	557,683
Revisions in estimated cash flows	485,852	513,976

End of year balance	$11,271,859	$10,466,413

Liabilities sold during 2018 include the sale of the Bakken properties. Liabilities settled include plugging and abandoning one well in California.

NOTE 9 – ACCOUNTS RECEIVABLE FROM THE FORMER CHIEF EXECUTIVE OFFICER AND EMPLOYEES

The following table provides information with respect to related party transactions with the former Chief Executive Officer (“CEO”) of the Company and employees at December 31, 2018 and December 31, 2017. The receivable from the former CEO at December 31, 2018 is primarily for invoiced costs on prospects and wells as part of his normal joint interest billings (see Note 10 – Related Party Transactions).

	December 31,
	2018	2017

Receivables from CEO and employees:
Current:
CEO	$12,748	$53,979
Employees	-	-

Total	$12,748	$53,979

NOTE 10 – RELATED PARTY TRANSACTIONS

In 2011, Yuma California entered into a Working Interest Incentive Plan (“WIIP”) with Mr. Sam L. Banks, the CEO of Yuma California and the Company at December 31, 2018.

The Board of Directors of Yuma California terminated the WIIP effective September 21, 2015; however, Mr. Banks retains working interests in certain of the Company’s properties.

NOTE 11 – FAIR VALUE MEASUREMENTS

Certain financial instruments are reported at fair value on the Consolidated Balance Sheets. Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants, i.e., an exit price. To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels (see the Fair Value section of Note 3 – Summary of Significant Accounting Policies). The Company uses a market valuation approach based on available inputs and the following methods and assumptions to measure the fair values of its assets and liabilities, which may or may not be observable in the market.

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

	Fair value measurements at December 31, 2018
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity derivatives – oil	$-	$922,562	$-	$922,562
Commodity derivatives – gas	-	(158,376)	-	$(158,376)
Total liabilities	$-	$764,186	$-	$764,186

	Fair value measurements at December 31, 2017
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Commodity derivatives – oil	$-	$1,517,410	$-	$1,517,410
Commodity derivatives – gas	-	(278,001)	-	$(278,001)
Total liabilities	$-	$1,239,409	$-	$1,239,409

Derivative instruments listed above include swaps, collars, and three-way collars (see Note 12 – Commodity Derivative Instruments).

Debt – The Company’s debt is recorded at the carrying amount on its Consolidated Balance Sheets (see Note 16 – Debt and Interest Expense).

Asset Retirement Obligations – The Company estimates the fair value of AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates (see Note 8 – Asset Retirement Obligations).

Assets Held for Sale – The fair values of property, plant and equipment classified as assets held for sale and related impairments are calculated using Level 3 inputs.

NOTE 12 – COMMODITY DERIVATIVE INSTRUMENTS

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

As required under the Credit Agreement, the Company previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, the Company received a notice of an event of default under its ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the ISDA Agreement, SocGen unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $347,129 to settle the Company’s outstanding obligations thereunder related to SocGen’s hedges (of which $-0- is included in accounts payable at December 31, 2018). On March 19, 2019, The Company received a notice of an event of default under its ISDA Agreement with BP (the “BP ISDA”). Due to the default under the ISDA Agreement, BP also unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $775,725 to settle the Company’s outstanding obligations thereunder related to BP’s hedges (of which $-0- is included in accounts payable at December 31, 2018).

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

Counterparty Credit Risk – Commodity derivative instruments expose the Company to counterparty credit risk. The Company’s commodity derivative instruments were with SocGen and BP Energy Company (“BP”) at December 31, 2018. Commodity derivative contracts are executed under master agreements which allow the Company, in the event of default, to elect early termination of all contracts. If the Company chooses to elect early termination, all asset and liability positions would be netted and settled at the time of election.

Commodity derivative instruments open as of December 31, 2018 are provided below. Natural gas prices are New York Mercantile Exchange (“NYMEX”) Henry Hub prices, and crude oil prices are NYMEX West Texas Intermediate (“WTI”).

	2019	2020
	Settlement	Settlement
NATURAL GAS (MMBtu):
Swaps
Volume	1,660,297	1,095,430
Price	$2.75	$2.68

CRUDE OIL (Bbls):
Swaps
Volume	139,823
Price	$53.95

Derivatives for each commodity are netted on the Consolidated Balance Sheets. The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of December 31,
	2018	2017
Asset commodity derivatives:
Current assets	$1,031,614	$295,304
Noncurrent assets	98,530	118
	1,130,144	295,422

Liability commodity derivatives:
Current liabilities	(280,456)	(1,198,307)
Noncurrent liabilities	(85,502)	(336,524)
	(365,958)	(1,534,831)

Total commodity derivative instruments	$764,186	$(1,239,409)

Net gains (losses) from commodity derivatives on the Consolidated Statements of Operations are comprised of the following:

	Years Ended December 31,
	2018	2017

Derivative settlements	$(2,419,303)	$1,238,341
Mark to market on commodity derivatives	2,003,595	1,316,593
Net gains (losses) from commodity derivatives	$(415,708)	$2,554,934

NOTE 13 – PREFERRED STOCK

As part of the closing of the Davis Merger, YCI issued an aggregate of 1,754,179 shares of Series D Preferred Stock as part of the completion of the Davis Merger to former holders of Series A Preferred Stock of Davis, which is convertible into shares of YCI’s common stock. Each share of Series D Preferred Stock is convertible into a number of shares of common stock determined by dividing the original issue price, which was $11.0741176, by the conversion price, which is currently $6.5838109 due to the Company’s common stock offering in September and October of 2017. The conversion price is subject to adjustment for stock splits, stock dividends, reclassification, and certain issuances of common stock for less than the conversion price. As of December 31, 2018, the Series D Preferred Stock had a liquidation preference of approximately $22.6 million. The Series D Preferred Stock provides for cumulative dividends of 7.0% per annum, payable in-kind. The Company issued 136,849 shares of Series D Preferred Stock during the year ended December 31, 2018.

NOTE 14 – STOCK-BASED COMPENSATION

2006 Stock Incentive Plan

On October 26, 2016, the Company assumed the Yuma California 2006 Equity Incentive Plan (“2006 Plan”). The 2006 Plan provided, among other things, for the granting of stock options to key employees, officers, directors, and consultants of Yuma California by its board of directors. As of the closing of the Reincorporation Merger, there were stock option awards for 5,000 shares of common stock outstanding that were assumed by the Company. Further, on September 11, 2014, the board of directors of Yuma California determined that no additional awards would be granted under the 2006 Plan, and that the 2014 Plan would be used going forward. All outstanding awards under the 2006 Plan expired in October 2018.

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

At December 31, 2018, 17,056 shares of the 2,495,000 shares of common stock originally authorized under the 2014 Plan remained available for future issuance. However, upon adoption of the Company’s 2018 Long-Term Incentive Plan on June 7, 2018, none of these remaining shares will be issued.

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

The 2018 Plan provides that a maximum of 4,000,000 shares of the Company’s common stock may be issued in conjunction with awards granted under the 2018 Plan. Shares of common stock cancelled, settled in cash, forfeited, withheld, or tendered by a participant to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. At December 31, 2018, all of the 4,000,000 shares of common stock authorized under the 2018 Plan remain available for future issuance.

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

Restricted Stock –A summary of the status of the RSAs for employees and non-employee directors and changes for the year to date ended December 31, 2018 is presented below.

	Number of	Weighted average
	unvested	grant-date
	RSA shares	fair value

Unvested shares as of January 1, 2018	274,450	$2.78 per share
Granted on February 6, 2018	930,916	$1.15 per share
Vested on February 6, 2018	(930,916)	$1.15 per share
Vested on February 6, 2018	(80,687)	$1.15 per share
Vested on May 31, 2018	(31,147)	$0.40 per share
Vested on July 20, 2018	(1,250)	$0.46 per share
Forfeited	(17,056)	$2.56 per share
Unvested shares as of December 31, 2018	144,310	$2.56 per share

At December 31, 2018, total unrecognized RSA compensation cost of $203,144 is expected to be recognized over a weighted average remaining service period of approximately one years.

Stock Appreciation Rights – Stock Settled – The following is a summary of the status of the outstanding equity-based Stock Appreciation Rights (“SARs”) granted under the 2014 Plan:

Weighted
	Number of	average
	unvested	grant-date
	SARs	fair value

Unvested shares as of January 1, 2018	28,081	$2.35 per share
Vested on May 31, 2018	(28,081)	$2.35 per share
Forfeited	-
Unvested shares as of December 31, 2018	-

Assumptions used to estimate fair value of the above SARs assumed were expected life of 5.8 years, 84.2% volatility, 1.42% risk-free rate, and zero annual dividends.

The SARs in the table above have a weighted average exercise price of $12.10 and an aggregate intrinsic value of zero. The Company intends to settle these SARs in equity, as opposed to cash.

Stock Appreciation Rights – Cash Settled –On April 20, 2017, the Company granted SARs that are settled in cash under the 2014 Plan. The following is a summary of the status of these SARs:

	Number of
	unvested	Weighted average
	SARs	fair value

Unvested shares as of January 1, 2018	1,623,371	$0.06 per share
Vested February 6, 2018	(159,092)	$0.06 per share
Forfeited	-
Unvested shares as of December 31, 2018	1,464,279	$0.06 per share

The cash settled SARs vest under the same terms and conditions as stock options; however, they are settled in cash equal to their settlement date fair value. As a result, the cash settled SARs are recorded in the Company’s consolidated balance sheets as a liability until the date of exercise. The fair value of each SAR award is estimated using an option pricing model. In accordance with ASC Topic 718, “Stock Compensation,” the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested. The Company did not grant any cash settled SARs during 2018. The assumptions used to determine the fair value of the cash settled SAR awards at December 31, 2018 were expected life of 3.3 years, 143.6% volatility, 2.45% risk-free rate, and zero annual dividends.

Stock Options –The Company assumed stock options issued by Yuma California as compensation to non-employee directors under the 2006 Plan. The options vested immediately, and were exercisable for a five-year period from the date of the grant. These options expired during 2018.

During 2017, the Company granted stock options under the 2014 Plan. The options vest in three equal annual installments beginning on February 6, 2018 and after vesting are exercisable until the tenth anniversary of the grant date.

The following is a summary of the Company’s stock option activity.

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	life (years)	value

Outstanding at December 31, 2017	898,617	$3.12	9.25	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(5,000)	$103.20	-	-
Outstanding at December 31, 2018	893,617	$2.56	8.30	$-

Vested at December 31, 2018	297,874	$2.56	8.30	$-
Exercisable at December 31, 2018	297,874	$2.56	8.30	$-

The Company uses the Black-Scholes option pricing model to calculate the fair value of its stock options. Assumptions used to estimate fair values for the options granted were expected life of 5.9 years, 84.2% volatility, 1.9% risk-free rate, and zero annual dividends.

As of December 31, 2018, there were 595,745 unvested stock options and $595,777 unrecognized stock option expenses, with a weighted average remaining service period of 1.1 years.

Total share-based compensation expense recognized for the years ended December 31, 2018 and 2017 was $582,344 and $2,381,365, respectively, and is reflected in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 15 – NET INCOME (LOSS) PER COMMON SHARE

Net Income (Loss) per common share – Basic is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Net loss per common share – Diluted assumes the conversion of all potentially dilutive securities, and is calculated by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Net loss per common share – Diluted considers the impact of potentially dilutive securities except in periods where their inclusion would have an anti-dilutive effect.

A reconciliation of loss per common share is as follows:

	Years Ended December 31,
	2018	2017

Net loss attributable to common stockholders	$(17,070,271)	$(6,806,633)

Net loss per common share:
Basic	$(0.74)	$(0.46)
Diluted	$(0.74)	$(0.46)

Weighted average common shares outstanding
Basic	23,023,066	14,815,991
Add potentially dilutive securities:
Unvested restricted stock awards	-	-
Stock appreciation rights	-	-
Stock options	-	-
Series D preferred stock	-	-
Diluted weighted average common shares outstanding	23,023,066	14,815,991

For the year ended December 31, 2018, the Company excluded 144,310 shares of unvested restricted stock awards, 1,707,619 stock appreciation rights, 893,617 stock options, and 2,041,240 shares of Series D Preferred Stock in calculating diluted earnings per share, as the effect was anti-dilutive. For the year ended December 31, 2017, the Company excluded 274,450 shares of unvested restricted stock awards, 1,707,619 stock appreciation rights, 898,617 stock options, and 1,904,391 shares of Series D Preferred Stock in calculating diluted earnings per share, as the effect was anti-dilutive.

NOTE 16 – DEBT AND INTEREST EXPENSE

Long-term debt at December 31 consisted of the following:

	December 31,
	2018	2017

Senior credit facility	$34,000,000	$27,700,000
Installment loan due 7/22/19 originating from the financing of
insurance premiums at 6.14% interest rate	742,953	-
Installment loan due 7/22/18 originating from the financing of
insurance premiums at 5.14% interest rate	-	651,124
Total debt	34,742,953	28,351,124
Less: current maturities	(34,742,953)	(651,124)
Total long-term debt	$-	$27,700,000

Senior Credit Facility

The Company is currently in default under its credit facility due to non-compliance with the financial covenants and failure to pay interest. As of December 31, 2018, the credit facility had a borrowing base of $34.0 million and the Company was fully drawn under the credit facility leaving no availability.

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

The Company’s obligations under the Credit Agreement are guaranteed by its subsidiaries and are secured by liens on substantially all of the Company’s assets, including a mortgage lien on oil and natural gas properties covering at least 95% of the PV-10 value of the proved oil and gas properties included in the determination of the borrowing base.

The borrowing base is generally subject to redetermination on April 1st and October 1st of each year, as well as special redeterminations described in the Credit Agreement. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at December 31, 2018 was 6.53% for LIBOR-based debt and 8.507.00% for prime-based debt. Principal amounts outstanding under the credit facility are due and payable in full at maturity on October 26, 2019. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year of the unutilized portion of the borrowing base in effect from time to time. We are also required to pay customary letter of credit fees.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and distributions or repurchase the Company’s capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable, and engage in certain transactions with affiliates.

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

At December 31, 2018, the Company was not in compliance under the credit facility with its (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, (iv) the liquidity covenant requiring the Company to maintain unrestricted cash and borrowing base availability of at least $4.0 million, and (v) obligation to make an interest only payment for the quarter ended December 31, 2018. In addition, the Company currently is not making payments of interest under the credit facility and anticipate future non-compliance under the credit facility going forward. Due to this non-compliance as well as the credit facility maturity in 2019, the Company classified its entire bank debt as a current liability in the consolidated financial statements. On October 9, 2018, the Company received a notice and reservation of rights from the administrative agent under the Credit Agreement advising that an event of default has occurred and continues to exist by reason of the Company’s noncompliance with the liquidity covenant requiring the Company to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this report, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but may exercise one or more of these remedies in the future. The Company has commenced discussions with the Lender concerning a forbearance agreement or waiver of the event of default; however, there can be no assurance that the Lender and the Company will come to any agreement regarding a forbearance or waiver of the event of default. As required under the Credit Agreement, the Company previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, the Company received a notice of an event of default under the Company’s ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the SocGen Agreement, SocGen unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $347,129 to settle the Company’s outstanding obligations thereunder related to SocGen’s hedges (of which $-0- is included in accounts payable at December 31, 2018). On March 19, 2019, the Company received a notice of an event of default under the Company’s ISDA Agreement with BP (the “BP ISDA”). Due to the default under the BP ISDA, BP also unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $775,725 to settle the Company’s outstanding obligations thereunder, related to BP’s hedges (of which $-0- is included in accounts payable at December 31, 2018).

The Company incurred commitment fees of $19,170 and $41,404 during 2018 and 2017, respectively.

NOTE 17 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock, except as otherwise required by law. The Company has designated 7,000,000 shares of preferred stock as Series D Preferred Stock.

The Company assumed the 2006 Plan, the 2011 Plan, and the 2014 Plan upon the completion of the Reincorporation Merger as described in Note 14 – Stock-Based Compensation, which describes outstanding stock options, restricted stock awards and stock appreciation rights granted under the 2006 Plan, the 2011 Plan and the 2014 Plan.

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

NOTE 18 – INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

December 31,
	2018	2017
Current expense (benefit)
Federal	$-	$-
State	-	-

Deferred expense (benefit)
Federal	-	-
State	-	-

Total income tax expense	$-	$-

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31 is as follows:
	December 31,
	2018	2017
U.S. statutory rate	21.00%	35.00%
State income taxes (net of federal benefit)	6.96%	(9.21%)
Nondeductible transaction costs	0.00%	(1.61%)
Stock compensation	0.00%	(0.03%)
Prior year differences	0.00%	7.38%
Change in tax rates	0.00%	(429.43%)
Valuation allowance	(27.91%)	397.96%
Other	(0.05%)	(0.06%)

Effective tax rate	(0.00%)	0.00%

Deferred income tax (liabilities) assets at December 31 follow:

	December 31,
	2018	2017
Deferred income tax liabilities
Property and equipment	$(4,884,966)	$(4,599,347)
Commodity derivative instruments	(130,856)	-
	(5,015,822)	(4,599,347)

Deferred income tax assets
Net operating loss carryforward	46,370,912	41,368,982
Commodity derivative instruments	-	326,893
Financial accruals and other	145,031	246,001
Asset retirement obligation	2,789,434	2,476,370
Stock-based compensation	141,759	270,366
Valuation allowance	(44,431,314)	(40,089,265)
	5,015,822	4,599,347

Deferred income taxes, net	$-	$-

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $187.8 million, of which $173.2 million expire between 2022 and 2038. Of this amount, approximately $59.5 million is subject to limitation under Section 382 of the Code, which could result in a significant portion of the $59.5 million expiring prior to being utilized. The remaining $14.6 million of federal net operating loss may be carried forward indefinitely. The Company has $87.6 million of state net operating losses which expire between 2022 and 2038. Realization of a deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. At December 31, 2018, the Company has recorded a full valuation allowance against its federal and state net deferred tax assets of $44.4 million because the Company believes it is more likely than not that the assets will not be utilized based on losses over the most recent three-year period. At December 31, 2018, the Company does not have any unrecognized tax benefits and does not anticipate any unrecognized tax benefits during the next twelve months. The tax years of the Company that remain subject to examination by the Internal Revenue Service and other income tax authorities are fiscal years 2014 to 2018.

Recently Enacted U.S. Tax Legislation

Comprehensive tax reform legislation enacted in December 2017, the Tax Cuts and Jobs Act (the “Tax Act”), made significant changes to U.S. federal income tax laws. The Tax Act, among other things, reduced the corporate income tax rate from 35% to 21%, partially limits the deductibility of future net operating losses, and allows for the immediate deduction of certain new investments instead of deductions for depreciation expense over time. The main effect of the Tax Act on the Company was the re-measurement of the deferred tax assets and liabilities from 35% to 21% as of December 31, 2017, which resulted in an impact to the effective tax rate of (429.43%). Since the Company is in a full valuation allowance, no income tax expense or benefit was recorded in connection with the re-measurement of the deferred tax assets and liabilities. The results of the re-measurement were offset with a corresponding change in the valuation allowance. The Company’s analysis is complete and no further adjustments were made during 2018.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Joint Development Agreement

On March 27, 2017, the Company entered into a Joint Development Agreement (“JDA”) with two privately held companies, both unaffiliated entities, covering an area of approximately 52 square miles (33,280 acres) in the Permian Basin of Yoakum County, Texas. In connection with the JDA, the Company now holds a 62.5% working interest in approximately 4,823 acres (3,014 net acres) as of December 31, 2018. As the operator of the property covered by the JDA, the Company was committed as of December 31, 2018 to spend an additional $241,649 by March 2020.

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

Aggregate rental expense for the years ended December 31, 2018 and 2017 was $504,046 and $507,331, respectively. As of December 31, 2018, future minimum base rentals (including estimated operating expenses) under all noncancellable operating leases are as follows:

2019	$532,147
2020	$520,297
2021	$524,044
2022	$530,990
2023	$351,392

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

The Parish of St. Bernard v. Atlantic Richfield Co., et al

On October 13, 2016, two subsidiaries of the Company, Yuma Exploration and Production Company, Inc. (“Exploration”) and Yuma Petroleum Company (“YPC”), were named as defendants, among several other defendants, in an action by the Parish of St. Bernard in the Thirty-Fourth Judicial District of Louisiana. The petition alleges violations of the State and Local Coastal Resources Management Act of 1978, as amended, in the St. Bernard Parish.  The Company has notified its insurance carrier of the lawsuit.  Management intends to defend the plaintiffs’ claims vigorously.  The case was removed to federal district court for the Eastern District of Louisiana. A motion to remand was filed and the Court officially remanded the case on July 6, 2017. Exceptions for Exploration, YPC and the other defendants were filed; however, the hearing for such exceptions was continued from the original date of October 6, 2017 to November 22, 2017. The November 22, 2017 hearing was continued without date because the parties agreed the case will be de-cumulated into subcases, but the details of this are yet to be determined. The case was removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in this case. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the case. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. That did not occur and this case remains stayed. In the interim, an Order was issued in another of the coastal cases pending in the Eastern District of Louisiana lifting the stay and setting a schedule for briefing for plaintiffs’ motion to remand (Parish of Plaquemines v. Riverwood Production Company, et al., No. 2:18-cv-05217, Eastern District of Louisiana). Judge Martin L. C. Feldman is assigned to the Riverwood case and he will be the first Judge in the Eastern District to decide on the remand, and presumably the Judges assigned to other cases, including this one, will follow his decision as relevant and appropriate. Oral argument on the motion to remand in the Riverwood case has been repeatedly continued, and is currently scheduled for April 10, 2019. Based on the lack of ruling in the Auster case as reported below, it is unknown whether hearing in the Riverwood case will be held on that date. It is impossible to predict at this time whether this second removal will keep the case in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

Cameron Parish vs. BEPCO LP, et al & Cameron Parish vs. Alpine Exploration Companies, Inc., et al

The Parish of Cameron, Louisiana, filed a series of lawsuits against approximately 190 oil and gas companies alleging that the defendants, including Davis Petroleum Acquisition Corp. (“Davis”), have failed to clear, revegetate, detoxify, and restore the mineral and production sites and other areas affected by their operations and activities within certain coastal zone areas to their original condition as required by Louisiana law, and that such defendants are liable to Cameron Parish for damages under certain Louisiana coastal zone laws for such failures; however, the amount of such damages has not been specified. Two of these lawsuits, originally filed February 4, 2016 in the 38th Judicial District Court for the Parish of Cameron, State of Louisiana, name Davis as defendant, along with more than 30 other oil and gas companies. Both cases have been removed to federal district court for the Western District of Louisiana. The Company denies these claims and intends to vigorously defend them. Davis has become a party to the Joint Defense and Cost Sharing Agreements for these cases. Motions to remand were filed and the Magistrate Judge recommended that the cases be remanded. The Company was advised that the new District Judge assigned to these cases is Judge Terry A. Doughty, and on May 9, 2018, Judge Doughty agreed with the Magistrate Judge’s recommendation and the cases were remanded to the 38th Judicial District Court, Cameron Parish, Louisiana. The cases were removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in these cases. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the cases. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. That did not occur. On October 1, 2018, all of the coastal cases pending in the Western District of Louisiana, including these cases, were re-assigned to the newly appointed District Judge, Judge Robert R. Summerhays. On August 29, 2018, Magistrate Judge Kay signed an Order providing for staged briefing on the plaintiffs’ motion(s) to remand in all the coastal cases pending in the Western District, with the lowest numbered case (Parish of Cameron v. Auster, No. 18-677, Western District of Louisiana) to proceed first. In response to Defendants’ request for oral argument in the Auster case, Judge Kay issued an electronic Order on October 18, 2018, denying that request and further stating, “The issues have been thoroughly briefed and we do not find at this time that oral argument would be helpful.” As noted above, Magistrate Judge Kay previously recommended remand of these cases, which recommendation was adopted by the District Judge then assigned to the cases. Magistrate Judge Kay issued her Report and Recommendations recommending remand based on the timeliness of the second removal. Objections and replies were filed to the same and the District Judge now assigned to the cases granted and held oral argument on the objections to Magistrate Judge Kay’s Report and Recommendations on January 16, 2019. The District Judge has not yet ruled It is impossible to predict at this time whether this second removal will keep the cases in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

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

Louisiana Severance Tax Audit

The State of Louisiana, Department of Revenue, notified Exploration that it was auditing Exploration’s calculation of its severance tax relating to Exploration’s production from November 2012 through March 2016. The audit relates to the Department of Revenue’s recent interpretation of long-standing oil purchase contracts to include a disallowable “transportation deduction,” and thus to assert that the severance tax paid on crude oil sold during the contract term was not properly calculated.  The Department of Revenue sent a proposed assessment in which they sought to impose $476,954 in additional state severance tax plus associated penalties and interest.   Exploration engaged legal counsel to protest the proposed assessment and request a hearing.  Exploration then entered a Joint Defense Group of operators challenging similar audit results.  Since the Joint Defense Group is challenging the same legal theory, the Board of Tax Appeals proposed to hear a motion brought by one of the taxpayers (Avanti) that would address the rule for all through a test case.  Exploration’s case has been stayed pending adjudication of the test case. The hearing for the Avanti test case was held on November 7, 2017, and on December 6, 2017, the Board of Tax Appeals rendered judgment in favor of the taxpayer in the first of these cases. The Department of Revenue filed an appeal to this decision on January 5, 2018. The Board of Tax Appeals case record has been lodged at the Louisiana Third Circuit Court of Appeal in the Avanti test case. . Oral argument was held at the Third Circuit on Tuesday, February 26, 2019, and a decision should be issued sometime in the next six to eight weeks. All other Board of Tax Appeals cases are stayed pending the final decision in the Avanti case. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

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

The Company, as a successor in interest from another company years ago, along with 41 other companies in the chain of title, was named as a defendant in this lawsuit brought in St. Mary’s Parish, Louisiana on July 9, 2018. The substance of each of the petitions is virtually identical. In each case, the plaintiff(s) are seeking to recover damages to their property resulting from “oil and gas exploration and production activities.” The cited grounds for these actions include La. R.S. 30:29 (providing for restoration of property affected by oilfield contamination) and C.C. art. 2688 (notification by the lessee to the lessor when leased property is damaged). The plaintiffs are attempting to have these three cases consolidated. A hearing on motion to consolidate was held on January 15, 2019. At that time, Judge Sigur stated from the bench that he did not have sufficient information to order consolidation. A judgment to that effect has been submitted to the judge for signature. These cases are in the very early stages. At this point, not all of the named defendants have filed responsive pleadings. All of the defendants who have responded at this point have, inter alia, filed exceptions of vagueness due to the lack of specificity in the petitions which makes it impossible to determine what action(s) any individual defendant may have performed which would result in liability to the plaintiffs. The only exceptions that have been set for hearing are those jointly filed by XTO Energy, Inc., Exxon Mobil Oil Corporation and Exxon Mobil Corporation. The Company has sold the leases that appear to be involved in this litigation to Hilcorp Energy I, L.P., with an effective date of September 1, 2016. The conveyance includes an indemnity provision which appears to transfer liability for this type of damage to Hilcorp, and at some point it will be necessary to invoke this indemnity. The Company has notified its insurance carrier of the claim but believes that the suit is without merit. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage, therefore no liability has been recorded on the Company’s consolidated financial statements.

Vintage Assets, Inc. v. Tennessee Gas Pipeline, L.L.C., et al

On September 10, 2018, the Company received a Demand for Defense and Indemnity from High Point Gas Gathering, L.P. (HPGG) pursuant to the 2010 Purchase and Sale Agreement between Texas Southeastern Gas Gathering Company, et al and HPGG, et al. The demand related to a judgment and permanent injunction entered against HPGG and three other defendants on May 4, 2018 in the above referenced matter in the U.S. District Court in the Eastern District of Louisiana. The Company received a letter dated October 30, 2018 from HPGG informing it that the May 4, 2018 judgment had been vacated. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage, therefore, no liability has been recorded on Company’s consolidated financial statements.

Texas General Land Office (“GLO”)

On February 21, 2019, the GLO notified the Company that it would be conducting an audit of oil and gas production and royalty revenue for the period of September 2012 to August 2017 related to three of the Company’s leases located in Chambers County, Texas and four of the Company’s leases located in Jefferson County, Texas. The exposure related to the audit is not currently determinable and therefore, no liability has been recorded on the Company’s consolidated financial statements.

See Note 23 - Subsequent Events for Sam Banks v. Yuma Energy, Inc. matter.

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan (the “401(k) Plan”) for its qualified employees. Employees may contribute any amount of their compensation to the 401(k) Plan, subject to certain Internal Revenue Service annual limits and certain limitations for employees classified as high income. The 401(k) Plan provides for discretionary matching contributions by the Company, and the Company provided a match for employees at a rate of 100 percent of each employee’s contribution up to four percent of the employee’s base salary during 2017 and through August 31, 2018, when the Company resolved to discontinue matching contributions. The Company contributed $73,529 and $100,599 under the 401(k) Plan for the years ended December 31, 2018 and 2017, respectively.

The Company provides medical, dental, and life insurance coverage for both employees and dependents, along with disability and accidental death and dismemberment coverage for employees only. The Company pays the full cost of coverage for all insurance benefits except medical. The Company’s contribution toward medical coverage is 90 percent for the employee portion of the premium, and 75 percent of the dependent portion.

The Company offers paid vacations to employees in time increments determined by longevity and individual employment contracts. The Company policy provides a limited carry forward of vacation time not taken during the year. The Company recorded an accrued liability for compensated absences of $231,520 and $252,649 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had customary employment agreements with its three executive officers and several employees. Each agreement provides for an annual salary, possible annual incentive awards and benefits such as medical, dental and life insurance as described above.

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

In the unlikely event all executive officers and employees subject to employment agreements were to be terminated at once without cause, as of December 31, 2018, total costs and benefits payable by the Company could have been approximately $5.3 million, excluding acceleration of outstanding equity awards, accrued bonuses and COBRA benefits. If all executive officers and employees subject to employment agreements were to be terminated as of December 31, 2018 under the change of control provisions in the employment agreements, the total costs and benefits payable by the Company could have been approximately $8.0 million, excluding acceleration of outstanding equity awards, accrued bonuses and COBRA benefits.

NOTE 21 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK,
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

NOTE 22 – SALES TO MAJOR CUSTOMERS

In 2018 and 2017, approximately 46% and 33%, respectively, of the Company’s natural gas, oil, and natural gas liquids production was transported and processed through pipeline and processing systems owned by EnLink Midstream Partners (formerly CrossTex Energy Partners). The Company takes steps to mitigate these risks through identification of alternative pipeline transportation. The Company expects to continue to transport a substantial portion of its future natural gas production through these pipeline systems.

During the years ended December 31, 2018, and 2017, sales to five customers accounted for approximately 80% and sales to five customers accounted for approximately 79%, respectively, of the Company’s total revenues. Management believes that the loss of these customers would not have a material adverse effect on its results of operations or its financial position since the market for the Company’s production is highly liquid with other willing buyers.

NOTE 23 – SUBSEQUENT EVENTS

The Lac Blanc LP#2 well located in the Lac Blanc Field, Vermilion Parish, Louisiana went off production on February 4, 2019. The Company is reviewing options to put this well back online, but given its preliminary evaluation of the well, it is likely that costs could be significant, and due to the Company’s limited liquidity and the economics associated with the workover, there is no assurance the Company can fund the work.  The Company expects to produce the well intermittently at a significantly lower production rate compared to the prior rate.  The LP #1 and #2 are in the same reservoir so total reserves recovered from both wells are not expected to be materially impacted, but due to the disparate working interest (LP #1 and #2 of 62.5% and 100%, respectively) the Company’s net reserves would decrease should the LP #2 well not be put back into service.  In addition, the Company’s cash flows will be similarly impacted by this decreased production from the LP #2 well.

Additionally, the Chandeleur Sound Blk 71, SL 18194 #1 well located in Main Pass 4, Vermilion Parish, Louisiana, was shut in on February 27, 2019.  The Company is evaluating workover options to restore this well to production.

Due to defaults under the Company’s ISDA Agreements with SocGen and BP, all of the Company’s hedges were unwound in March 2019 (see Note 12 – Commodity Derivative Instruments).

An Asset Purchase and Sale Agreement dated March 21, 2019, was executed on behalf of Pyramid Oil, LLC and Yuma Energy, Inc. (Sellers) and an undisclosed buyer (Buyer) covering the sale of all of Seller’s assets in Kern County, California. The purchase price for the sale is $2.1 million and the Buyer's assumption of certain plugging and abandonment liabilities of approximately $864,000. The effective date is April 1, 2019, and the parties expect to close the transaction by April 26, 2019. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in the six months following closing and maintains that average for twelve consecutive months then Buyer shall pay to the Seller $250,000. Upon closing, the Company anticipates that the proceeds will be applied to the repayment of borrowings under the credit facility and/or working capital; however, there can be no assurance that the transaction will close.

By letter dated March 27, 2019, the Company’s Board of Directors notified Sam L. Banks that it was terminating him as Chief Executive Officer of the Company pursuant to the terms of his amended and restated employment agreement dated April 20, 2017 (the “Employment Agreement”). Mr. Banks continues to serve on the board of directors of the Company. On March 28, 2019, Mr. Banks filed a petition (the “Petition”) in the 189th Judicial District Court of Harris County, Texas, naming the Company as defendant. The Petition alleges a breach of the Employment Agreement and seeks severance benefits in the amount of approximately $2.15 million. The Company intends to vigorously defend the lawsuit.

NOTE 24 – SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS
EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The following supplementary information concerning the Company’s oil and natural gas exploration, development and production activities reflects only those of the Company in the years ended December 31, 2018 and 2017.

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

Third Party Procedures and Methods Review

At December 31, 2018 and 2017, NSAI performed an independent engineering evaluation in accordance with the definitions and regulations of the SEC to obtain an independent estimate of the Company’s proved reserves and future net revenues. In preparation of the reserve report, NSAI’s review consisted of 27 fields which included the Company’s major assets in the United States and encompassed 100 percent of the Company’s proved reserves and future net cash flows as of December 31, 2018 and 2017. The Vice President – Evaluations and Engineering, and the reservoir engineering staff presented NSAI with an overview of the data, methods and assumptions used in estimating reserves and future net revenues for each field. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating expenses and other relevant economic criteria.

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

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved crude oil and natural gas reserves as of year-end is shown for the Company for fiscal years 2018 and 2017.

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

Costs Incurred and Capitalized Costs

The costs incurred in oil and natural gas acquisition, exploration, and development activities are as follows:

	Years Ended December 31,
	2018	2017
Costs incurred for the year:
Exploration (including geological and geophysical costs)	$1,973,043	$5,216,304
Development	1,323,819	2,883,801
Acquisition of properties (1)	-	-
Capitalized overhead	733,199	1,606,910
Lease acquisition costs, net of recoveries	589,351	2,462,233

Total costs incurred	$4,619,412	$12,169,248

Capitalized costs for oil and natural gas properties are as follows:

	December 31,
	2018	2017
Oil and natural gas properties
Capitalized
Unproved properties	$-	$6,794,372
Proved properties	504,139,740	494,216,531
Total oil and gas properties	504,139,740	501,010,903
Less accumulated DD&A	(436,642,215)	(421,165,400)

Net oil and natural gas properties capitalized	$67,497,525	$79,845,503

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

	Oil (Bbls)	NGL (Bbls)	Gas (Mcf)	Boe
Proved reserves at December 31, 2016	2,975,900	1,348,300	23,978,900	8,320,700

Revisions of previous estimates	44,100	(57,800)	112,100	5,000
Extension, discoveries and other additions	235,900	157,200	2,677,700	839,400
Purchases of minerals in place	-	-	-	-
Sales of minerals in place	(643,500)	(22,300)	(87,600)	(680,400)
Production	(250,300)	(131,200)	(3,085,600)	(895,800)
Proved reserves at December 31, 2017	2,362,100	1,294,200	23,595,500	7,588,900

Revisions of previous estimates	(632,100)	(379,300)	(4,607,200)	(1,779,200)
Extension, discoveries and other additions	-	-	-	-
Purchases of minerals in place	-	-	-	-
Sales of minerals in place	(27,200)	(4,300)	(17,900)	(34,500)
Production	(171,600)	(100,200)	(2,095,000)	(621,000)
Proved reserves at December 31, 2018	1,531,200	810,400	16,875,400	5,154,200

Proved developed reserves
December 31, 2016	2,203,000	1,061,000	21,918,700	6,917,100
December 31, 2017	1,763,200	1,009,200	21,130,900	6,294,300
December 31, 2018	1,531,200	810,400	16,875,400	5,154,200

Proved undeveloped reserves
December 31, 2016	772,900	287,300	2,060,200	1,403,600
December 31, 2017	598,900	284,900	2,464,600	1,294,600
December 31, 2018	-	-	-	-

In 2018, downward revisions of previous estimates are due to the removal of PUDs attributed to the Company’s lack of liquidity, and reduction of proved reserves in the Bayou Hebert field. These revisions were partially offset by upward revisions due to pricing, with the Pyramid field being the biggest contributor. Sales of minerals in place included the divesting of the Company’s interest in Bakken (North Dakota) in the third quarter of 2018.

It should also be noted that future calculations of our proved reserves may be materially affected by recent wells that have either been shut in or gone down due to mechanical issues, due to the Company’s lack of liquidity and cash flow and the Company’s inability to restore production as wells go down.

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

The twelve-month unweighted arithmetic average of the first-day-of-the-month reference prices used in the Company’s reserve estimates at December 31, 2018 and 2017 were $3.10/MMbtu and $65.56/Bbl (WTI) and $2.98/MMbtu and $51.34/Bbl (WTI) for natural gas and oil, respectively.

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

	Year Ended December 31,
	2018	2017
Future cash inflows	$186,108,775	$222,266,300
Future oil and natural gas operating expenses	(62,571,446)	(78,791,900)
Future development costs	(16,914,730)	(28,980,100)
Future income tax expenses	-	-

Future net cash flows	106,622,599	114,494,300
10% annual discount for estimated timing of cash flows	(40,566,536)	(41,591,600)

Standardized measure of discounted future net cash flows	$66,056,063	$72,902,700

The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the two year period ended December 31, 2018:

	Year Ended December 31,
	2018	2017
January 1	$72,902,700	$73,600,100

Changes due to current year operation:
Sales of oil and natural gas, net of oil and natural gas operating
expenses	(10,909,630)	(14,406,288)
Extensions and discoveries	-	11,776,109
Purchases of oil and natural gas properties	-	-
Development costs incurred during the period that reduced future
development costs	1,323,819	3,364,636

Changes due to revisions in standardized variables:
Prices and operating expenses	21,240,259	18,601,781
Income taxes	-	-
Estimated future development costs	5,227,340	(2,252,078)
Quantity estimates	(27,220,938)	(1,199,960)
Sale of reserves in place	(588,217)	(5,945,688)
Accretion of discount	7,290,270	7,360,010
Production rates, timing and other	(3,209,540)	(17,995,922)

Net change	(6,846,637)	(697,400)

December 31	$66,056,063	$72,902,700