Form 10-Q
period 2019-03-31
Yuma Energy, Inc.
filed 2019-05-20
CIK 1672326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	YUMA	NYSE American LLC

At May 20, 2019, 23,139,088 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “could,” “should,” “project,” “intends,” “plans,” “pursue,” “target,” “continue,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” or “potential,” the negative of such terms or variations thereon, or other comparable terminology. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2018, and other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

●
that the administrative agent under our credit agreement has declared us to be in default and has reserved all its rights and remedies under the credit agreement including the right to accelerate and declare our loans due and payable and to foreclose on the collateral pledged under the credit agreement in whole or in part;

●
substantial doubt about our ability to continue as a going concern;

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

●
the possibility that divestitures may involve unexpected costs or delays, and that acquisitions, if any, may not achieve intended benefits;

●
risks in connection with the integration of potential acquisitions;

●
we may incur more debt and higher levels of indebtedness could further adversely impact our ability to continue as a going concern;

●
our ability to successfully develop our undeveloped reserves;

●
our oil and natural gas assets are concentrated in a relatively small number of properties;

●
access to adequate gathering systems, processing facilities, transportation take-away capacity to move our production to market and marketing outlets to sell our production at market prices;

●
our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and seek to develop our undeveloped reserves and acreage positions;

●
the ability to meet our plugging and abandonment obligations in a timely manner;

●
our ability to replace our oil and natural gas production or increase our reserves;

●
the presence or recoverability of estimated oil and natural gas reserves and actual future production rates and associated costs;

●
the potential for production decline rates for our wells to be greater than we expect;

●
the potential for mechanical failures and loss of production in our wells and our inability to restore production due to the cost of remedial operations exceeding our financial ability;

●
our ability to retain or replace key members of management and technical employees;

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

●
the ability to participate in oil and natural gas derivative activities and the effect of our termination of such activities;

●
our insurance coverage may not adequately cover all losses that we may sustain;

●
title to the properties in which we have an interest may be impaired by title defects;

●
management’s ability to execute our plans to meet our goals;

●
unfavorable outcomes relating to one or more of several litigation matters to which we are a party;

●
the cost and availability of goods and services; and

●
our dependency on the skill, ability and decisions of third-party operators of the oil and natural gas properties in which we have a non-operated working interest.

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

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.
Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS:
Cash	$1,380,028	$1,634,492
Accounts receivable, net of allowance for doubtful accounts:
Trade	2,884,527	3,183,806
Officer and employees	-	12,748
Other	104,365	183,026
Commodity derivative instruments, current portion	-	751,158
Prepayments	1,144,861	1,152,126
Other current assets	256,261	256,261

Total current assets	5,770,042	7,173,617

OIL AND GAS PROPERTIES (full cost method):
Oil and gas properties - subject to amortization	504,174,995	504,139,740
Oil and gas properties - not subject to amortization	-	-

	504,174,995	504,139,740
Less: accumulated depreciation, depletion, amortization and impairment	(449,958,695)	(436,642,215)

Net oil and gas properties	54,216,300	67,497,525

OTHER PROPERTY AND EQUIPMENT:
Assets held for sale	1,591,588	1,691,588
Other property and equipment	1,793,252	1,793,397
	3,384,840	3,484,985
Less: accumulated depreciation, amortization and impairment	(1,425,130)	(1,355,639)

Net other property and equipment	1,959,710	2,129,346

OTHER ASSETS AND DEFERRED CHARGES:
Commodity derivative instruments	-	13,028
Deposits	497,592	467,592
Operating right-of-use leases	4,008,408	-
Other noncurrent assets	79,997	79,997

Total other assets and deferred charges	4,585,997	560,617

TOTAL ASSETS	$66,532,049	$77,361,105

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS– CONTINUED
(Unaudited)

	March 31,	December 31,
	2019	2018

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$34,342,527	$34,742,953
Accounts payable	8,489,890	8,008,017
Asset retirement obligations	128,539	128,539
Current operating lease liabilities	840,535	-
Other accrued liabilities	2,045,382	1,275,473

Total current liabilities	45,846,873	44,154,982

LONG-TERM DEBT	-	-

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	11,280,440	11,143,320
Long-term lease liability	3,406,691	-
Deferred rent	-	250,891
Employee stock awards	-	40,153

Total other noncurrent liabilities	14,687,131	11,434,364

COMMITMENTS AND CONTINGENCIES (Notes 2 and 15)

STOCKHOLDERS' EQUITY
Series D convertible preferred stock
($0.001 par value, 7,000,000 authorized, 2,076,472 issued and outstanding as of March 31, 2019 with a liquidiation preference of $23.0 million,
and 2,041,240 issued and outstanding as of December 31, 2018)	2,076	2,041
Common stock
($0.001 par value, 100 million shares authorized, 23,163,165 outstanding as of
March 31, 2019 and 23,240,833 outstanding as of December 31, 2018)	23,163	23,241
Additional paid-in capital	58,328,125	58,449,149
Treasury stock at cost (397,733 shares as of March 31, 2019 and
380,525 shares as of December 31, 2018)	(441,044)	(439,099)
Accumulated deficit	(51,914,275)	(36,263,573)

Total stockholders' equity	5,998,045	21,771,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,532,049	$77,361,105

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUES:
Sales of natural gas and crude oil	$3,978,677	$5,645,536

EXPENSES:
Lease operating and production costs	2,291,317	2,625,768
General and administrative expense	1,418,030	2,045,530
Depreciation, depletion and amortization	1,939,712	2,217,321
Asset retirement obligation accretion expense	137,120	142,940
Impairment of oil and gas properties	11,446,259	-
Bad debt expense	-	65,808
Total expenses	17,232,438	7,097,367

LOSS FROM OPERATIONS	(13,253,761)	(1,451,831)

OTHER INCOME (EXPENSE):
Net losses from commodity derivatives	(1,840,683)	(1,251,260)
Interest expense	(556,268)	(466,292)
Other, net	10	(3,537)
Total other expense	(2,396,941)	(1,721,089)

LOSS BEFORE INCOME TAXES	(15,650,702)	(3,172,920)

Income tax expense - deferred	-	-

NET LOSS	(15,650,702)	(3,172,920)

PREFERRED STOCK:
Dividends paid in-kind	390,163	364,017

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(16,040,865)	$(3,536,937)

LOSS PER COMMON SHARE:
Basic	$(0.69)	$(0.16)
Diluted	$(0.69)	$(0.16)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	23,195,043	22,813,130
Diluted	23,195,043	22,813,130

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
December 31, 2018	2,041,240	$2,041	23,240,833	$23,241	$58,449,149	$(439,099)	$(36,263,573)	$21,771,759
Net loss	-	-	-	-	-	-	(15,650,702)	(15,650,702)
Payment of Series D dividends in-kind	35,232	35	-	-	(35)	-	-	-
Stock awards vested	-	-	-	-	-	-	-	-
Restricted stock awards forfeited	-	-	(60,460)	(61)	61	-	-	-
Restricted stock awards repurchased	-	-	(17,208)	(17)	17	-	-	-
Stock-based compensation	-	-	-	-	(121,067)	-	-	(121,067)
Treasury stock	-	-	-	-	-	(1,945)	-	(1,945)
March 31, 2019	2,076,472	$2,076	23,163,165	$23,163	$58,328,125	$(441,044)	$(51,914,275)	$5,998,045

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
December 31, 2017	1,904,391	$1,904	22,661,758	$22,662	$55,064,685	$(25,278)	$(19,193,301)	$35,870,672
Net loss	-	-	-	-	-	-	(3,172,920)	(3,172,920)
Payment of Series D dividends in-kind	32,871	33	-	-	363,984	-	(364,017)	-
Stock awards vested	-	-	930,916	931	(931)	-	-	-
Restricted stock awards forfeited	-	-	(6,610)	(7)	7	-	-	-
Restricted stock awards repurchased	-	-	(355,895)	(356)	356	-	-	-
Stock-based compensation	-	-	-	-	1,300,366	-	-	1,300,366
Treasury stock	-	-	-	-	-	(409,279)	-	(409,279)
March 31, 2018	1,937,262	$1,937	23,230,169	$23,230	$56,728,467	$(434,557)	$(22,730,238)	$33,588,839

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(15,650,702)	$(3,172,920)
Depreciation, depletion and amortization of property and equipment	1,939,712	2,217,321
Amortization of debt issuance costs	-	184,733
Deferred rent liability, net	-	33,117
Stock-based compensation expense	(152,039)	296,293
Settlement of asset retirement obligations	-	(147,122)
Asset retirement obligation accretion expense	137,120	142,940
Impairment of oil and gas properties	11,446,259	-
Bad debt expense	-	65,808
Net loss from commodity derivatives	1,840,683	1,251,260
Loss on write-off of liabilities net of assets	-	3,631
Amortization of operating right of use lease	221,973	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	390,689	879,333
(Increase) decrease in prepaids, deposits and other assets	(22,735)	138,585
(Decrease) increase in accounts payable and other current and
non-current liabilities	166,278	2,507,831
NET CASH PROVIDED BY OPERATING ACTIVITIES	317,238	4,400,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(222,974)	(3,507,005)
Proceeds from sale of oil and gas properties	-	1,000,000
Proceeds from sale of other fixed assets	100,000	-
Derivative settlements	(46,357)	(529,364)
NET CASH USED IN INVESTING ACTIVITIES	(169,331)	(3,036,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit facility	-	6,350,000
Repayment of borrowings on senior credit facility	-	(7,000,000)
Repayments of borrowings - insurance financing	(400,426)	(276,625)
Net proceeds (expenses) from common stock offering	-	(64,050)
Treasury stock repurchases	(1,945)	(409,279)
NET CASH USED IN FINANCING ACTIVITIES	(402,371)	(1,399,954)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(254,464)	(35,513)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,634,492	137,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,380,028	$101,850

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$9,057	$145,871
Interest capitalized	$-	$115,541
Supplemental disclosure of significant non-cash activity:
Change in capital expenditures financed by accounts payable	$187,864	$168,934

The accompanying notes are an integral part of these consolidated financial statements.

YUMA ENERGY, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Basis of Presentation

Organization

Yuma Energy, Inc., a Delaware corporation (“Yuma” and collectively with its subsidiaries, the “Company”), is an independent Houston-based exploration and production company focused on acquiring, developing and exploring for conventional and unconventional oil and natural gas resources. Historically, the Company’s operations have focused on onshore properties located in central and southern Louisiana and southeastern Texas where it has a long history of drilling, developing and producing both oil and natural gas assets. The Company also has acreage in the Permian Basin of West Texas (Yoakum County, Texas), with the potential for additional oil and natural gas reserves. Finally, the Company has non-operated positions in the East Texas Woodbine and had operated positions in Kern County, California, which were sold in April 2019.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with Article 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheet as of March 31, 2019; the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; and the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018. The Company’s Consolidated Balance Sheet at December 31, 2018 is derived from the audited consolidated financial statements of the Company at that date.

The preparation of financial statements in conformity with the generally accepted accounting principles of the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements and the accompanying notes prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company has evaluated events or transactions through the date of issuance of these unaudited consolidated financial statements.

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

Accounting Pronouncement Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”). In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). Together, these related amendments to GAAP represent ASC Topic 842, Leases (“ASC Topic 842”). ASC Topic 842 requires an entity to recognize an asset and lease liability for all qualifying leases. Classification of leases as either a finance or operating lease determines the recognition, measurement and presentation of expenses. This accounting standards update also requires certain quantitative and qualitative disclosures about leasing arrangements.

The new standard was effective for the Company in the first quarter of 2019 and the Company adopted the new standard using a modified retrospective approach, with the date of initial application on January 1, 2019. Consequently, upon transition, the Company recognized an asset and a lease liability with no retained earnings impact. The Company is applying the following practical expedients as provided in ASC Topic 842 which provide elections to:

●
not apply the recognition requirements to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option);
●
not reassess whether a contract contains a lease, lease classification and initial direct costs; and
●
not reassess certain land easements in existence prior to January 1, 2019.

Through the Company’s implementation process, it evaluated each of its lease arrangements and enhanced its systems to track and calculate additional information required upon adoption of this standards update. The Company’s adoption did not have a material impact on its consolidated balance sheet as of January 1, 2019, with the primary impact relating to the recognition of assets and operating lease liabilities for operating leases which represents less than a 5% change to total assets and total liabilities.

Adoption of the new standard did not materially impact the Company’s consolidated statements of operations or stockholders’ equity. Leases acquired to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained, are not within the scope of the standards update (see Note 15 – Commitments and Contingencies).

NOTE 2 – Liquidity and Going Concern

The factors and uncertainties described below, as well as other factors which include, but are not limited to, declines in the Company’s production, the Company’s failure to establish commercial production on its Permian properties, no available capital to maintain and develop its properties, and its substantial working capital deficit of approximately $40 million, raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

The credit facility was $34.0 million as of March 31, 2019, and the Company was, and is, fully drawn, leaving no availability on the line of credit. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets.

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

The Company is not in compliance under the credit facility with its (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, (iv) the liquidity covenant requiring the Company to maintain unrestricted cash and borrowing base availability of at least $4.0 million, and (v) obligation to make interest only payments. The Company currently is not making any payments of interest under the credit facility and anticipates future non-compliance under the credit facility for the foreseeable future until the Company effects a restructuring of its debt obligations. Due to this non-compliance, as well as the credit facility maturity in 2019, the Company classified its entire bank debt as a current liability in its financial statements as of March 31, 2019. On October 9, 2018, the Company received a notice and reservation of rights from the administrative agent under the Credit Agreement advising that an event of default had occurred and continues to exist by reason of the Company’s noncompliance with the liquidity covenant requiring us to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this filing, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but may exercise one or more of these remedies in the future. As required under the Credit Agreement, the Company previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”).

On March 14, 2019, the Company received a notice of an event of default under its ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the ISDA Agreement, SocGen unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $347,129 to settle the Company’s outstanding obligations thereunder related to SocGen’s hedges, which is included in accounts payable at March 31, 2019. On March 19, 2019, the Company received a notice of an event of default under its ISDA Agreement with BP (the “BP ISDA”). Due to the default under the ISDA Agreement, BP also unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $775,725 to settle the Company’s outstanding obligations thereunder related to BP’s hedges, which is included in accounts payable at March 31, 2019.

During the first quarter of 2019, the Company agreed to sell its Kern County, California properties, and closed on the sale in April 2019 for net proceeds of approximately $1.8 million. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in the six months following closing and maintains that average for twelve consecutive months then the buyer agreed to pay the Company an additional $250,000. Net proceeds of approximately $1.2 million were used for the repayment of borrowings under the credit facility, and approximately $600,000 was retained by the Company for working capital purposes.

The Company has initiated several strategic alternatives to mitigate its limited liquidity (defined as cash on hand and undrawn borrowing base), its financial covenant compliance issues, and to provide it with additional working capital to develop its existing assets.

On October 22, 2018, the Company retained Seaport Global Securities LLC, an investment banking firm, to advise the Company on its strategic and tactical alternatives, including possible acquisitions and divestitures. On March 1, 2019, the Company hired a Chief Restructuring Officer, and subsequently on March 28, 2019, appointed that person as Interim Chief Executive Officer.

The Company continues to reduce its operating and general and administrative costs, and has curtailed its planned 2019 capital expenditures.

The Company plans to take further steps to mitigate its limited liquidity, which may include, but are not limited to, restructuring its existing debt; selling additional assets; further reducing general and administrative expenses; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. There can be no assurance that the exploration of strategic alternatives will result in a transaction or otherwise improve the Company’s limited liquidity and that the Company will continue as a going concern.

NOTE 3 – Revenue Recognition

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

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Gain or loss on derivative instruments is not considered revenue from contracts with customers. The Company may use financial or physical contracts accounted for as derivatives as economic hedges to manage price risk associated with normal sales, or in limited cases may use them for contracts the Company intends to physically settle but do not meet all of the criteria to be treated as normal sales.

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

The following table presents the Company’s revenues disaggregated by product source. Sales taxes are excluded from revenues.

	Three Months Ended March 31,
	2019	2018
Sales of natural gas and crude oil:
Crude oil and condensate	$2,199,023	$3,066,258
Natural gas	1,180,408	1,791,251
NGLs	599,246	788,027
Total revenues	$3,978,677	$5,645,536

Transaction Price Allocated to Remaining Performance Obligations

A significant number of the Company’s product sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For the Company’s product sales that have a contract term greater than one year, it has utilized the practical expedient which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $1,828,375 and $2,282,200 as of March 31, 2019 and December 31, 2018, respectively, and are reported in trade accounts receivable, net on the Consolidated Balance Sheets. The Company currently has no other assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.

NOTE 4 – Asset Impairments

The Company’s oil and natural gas properties are accounted for using the full cost method of accounting, under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized. These capitalized costs (net of accumulated DD&A and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The full cost ceiling limitation limits these costs to an amount equal to the present value, discounted at 10%, of estimated future cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future deferred income taxes. In accordance with SEC rules, prices used are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. The Company’s first quarter of 2019 full cost ceiling calculation was prepared by the Company using (i) $63.06 per barrel for oil, and (ii) $3.07 per MMBTU for natural gas as of March 31, 2019. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling.

Based on a thorough analysis of the Company’s assets, the following three major contributors account for an impairment for the first quarter of fiscal year 2019: (i) the finalization of the Kern County, California property sale for proceeds substantially less than PV10 value of the proved producing and non-producing assets (approximately $5 million of the impairment); (ii) a final downward revision with respect to the Lac Blanc LP #2 well, which went off production in February 2019, and is now not expected to return to production (approximately $3 million of the impairment); and (iii) the decrease in the 12 month rolling SEC prices used at March 31, 2019, compared to December 31, 2018, primarily due to a reduction in oil and plant product prices of approximately 3% (approximately $3 million of the impairment). As a result of this review, the Company recorded a full cost ceiling impairment charge of $11.45 million. During the three month period ended March 31, 2018, the Company did not record any full cost ceiling impairments.

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

The following table summarizes the Company’s ARO transactions recorded during the three months ended March 31, 2019 in accordance with the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations”:
Three Months Ended
March 31, 2019
Asset retirement obligations at December 31, 2018	$11,271,859
Liabilities incurred	-
Liabilities settled	-
Accretion expense	137,120
Revisions in estimated cash flows	-

Asset retirement obligations at March 31, 2019	$11,408,979

Based on expected timing of settlements, $128,539 of the ARO is classified as current at March 31, 2019.

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

As previously disclosed, there were no outstanding commodity derivatives as of March 31, 2019.

	Fair value measurements at December 31, 2018
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity derivatives – oil	$-	$922,562	$-	$922,562
Commodity derivatives – gas	-	(158,376)	-	$(158,376)
Total assets	$-	$764,186	$-	$764,186

Derivative instruments listed above are related to swaps (see Note 7 – Commodity Derivative Instruments).

Debt – The Company’s debt is recorded at the carrying amount on its Consolidated Balance Sheets (see Note 10 – Debt and Interest Expense), which approximates fair value.

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

NOTE 7 – Commodity Derivative Instruments

As required under the Credit Agreement, the Company previously entered into hedging arrangements with SocGen and BP pursuant to ISDA Agreements. On March 14, 2019, the Company received a notice of an event of default under the “SocGen ISDA. Due to the default under the SocGen ISDA Agreement, SocGen unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $347,129 to settle the Company’s outstanding obligations thereunder related to SocGen’s hedges which is included in accounts payable at March 31, 2019. On March 19, 2019, The Company received a notice of an event of default under its BP ISDA. Due to the default under the BP ISDA, BP also unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $775,725 to settle the Company’s outstanding obligations thereunder related to BP’s hedges which is included in accounts payable at March 31, 2019.

Counterparty Credit Risk – Commodity derivative instruments expose the Company to counterparty credit risk. The Company did not have any commodity derivative instruments at March 31, 2019. Commodity derivative contracts are executed under ISDA Agreements which allow the Company, in the event of default, to elect early termination of all contracts. If the Company chooses to elect early termination, all asset and liability positions would be netted and settled at the time of election.

Derivatives for each commodity are netted on the Consolidated Balance Sheets. The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of
	March 31, 2019	December 31, 2018
Asset commodity derivatives:
Current assets	$-	$1,031,614
Noncurrent assets	-	98,530
Total asset commodity derivatives	-	1,130,144

Liability commodity derivatives:	-
Current liabilities	-	(280,456)
Noncurrent liabilities	-	(85,502)
Total liability commodity derivatives	-	(365,958)

Total commodity derivative instruments	$-	$764,186

Net losses from commodity derivatives on the Consolidated Statements of Operations are comprised of the following:
	Three Months Ended March 31,
	2019	2018

Derivative settlements	$(1,076,497)	$(529,364)
Mark to market on commodity derivatives	(764,186)	(721,896)
Net losses from commodity derivatives	$(1,840,683)	$(1,251,260)

NOTE 8 – Preferred Stock

Each share of the Company’s Series D Convertible Preferred Stock, $0.001 par value per share (the “Series D Preferred Stock”), is convertible into a number of shares of common stock determined by dividing the original issue price, which was $11.0741176, by the conversion price, which is currently $6.5838109. The conversion price is subject to adjustment for stock splits, stock dividends, reclassification, and certain issuances of common stock for less than the conversion price. As of March 31, 2019, the Series D Preferred Stock had a liquidation preference of approximately $23.0 million. The Series D Preferred Stock provides for cumulative dividends of 7.0% per annum, payable in-kind. In payment of the dividend, the Company issued 35,232 shares of Series D Preferred Stock during the three months ended March 31, 2019. The Company does not have any dividends in arrears at March 31, 2019.

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

At March 31, 2019, 106,046 shares of the 2,495,000 shares of common stock originally authorized under the 2014 Plan remained available for future issuance.  However, upon adoption of the Company’s 2018 Long-Term Incentive Plan on June 7, 2018, none of these remaining shares will be issued.

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

The 2018 Plan provides that a maximum of 4,000,000 shares of the Company’s common stock may be issued in conjunction with awards granted under the 2018 Plan. Shares of common stock cancelled, settled in cash, forfeited, withheld, or tendered by a participant to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. At March 31, 2019, all of the 4,000,000 shares of common stock authorized under the 2018 Plan remain available for future issuance.

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. The guidance requires that all stock-based payments to employees and directors, including grants of RSUs, be recognized over the requisite service period in the financial statements based on their fair values.

RSAs, SARs and stock options granted to officers and employees generally vest in one-third increments over a three-year period, or with three-year cliff vesting, and are contingent on the recipient’s continued employment. RSAs granted to directors generally vest in quarterly increments over a one-year period.

Equity Based Awards – During the three months ended March 31, 2019, the Company did not grant any RSAs under the 2014 Plan or the 2018 Plan. As of March 31, 2019, there were a total of 333,334 stock options outstanding, with a weighted average exercise price of $2.56 per share, a contractual life of approximately 8.05 years, and an aggregate intrinsic value of $0.00 per share. Of the total stock options outstanding, 255,320 were exercisable, with a weighted average exercise price of $2.56.

At March 31, 2019, there were a total of 28,857 unvested RSAs, with a weighted average grant-date fair value of $2.56 per share.

Liability Based Awards – During the three months ended March 31, 2019, the Company did not grant any liability-based awards under the 2014 Plan or the 2018 Plan. As of March 31, 2019, there were 530,447 unvested cash-settled SARs with a weighted average fair value of $0.04 per share.

Share Buy-back – During the three months ended March 31, 2019, the Company purchased 17,208 common shares from employees at a cost of $1,945 in satisfaction of employee tax obligations upon the vesting of RSAs.

Total share-based compensation expenses recognized for the three months ended March 31, 2019 and 2018 were ($152,039), due primarily to liability-based SARs declining in value and significant forfeitures of equity-based RSAs and stock options, and $296,293, respectively. No share-based compensation was capitalized during either period.

NOTE 10 – Debt and Interest Expense

Long-term debt consisted of the following:
	March 31,	December 31,
	2019	2018

Senior credit facility	$34,000,000	$34,000,000
Installment loan due 6/23/19 originating from the financing of
insurance premiums at 6.14% interest rate	342,527	742,953
Total debt	34,342,527	34,742,953
Less: current maturities	(34,342,527)	(34,742,953)
Total long-term debt	$-	$-

Senior Credit Facility

The Company is currently in default under its Credit Agreement due to non-compliance with the financial covenants and failure to pay interest. As of March 31, 2019, the credit facility had a borrowing base of $34.0 million and the Company was fully drawn under the credit facility leaving no availability.

On October 26, 2016, the Company and three of its subsidiaries, as the co-borrowers, entered into the Credit Agreement with the Lender. The Company’s obligations under the Credit Agreement are guaranteed by its subsidiaries and are secured by liens on substantially all of the Company’s assets, including a mortgage lien on oil and natural gas properties covering at least 95% of the PV-10 value of the proved oil and gas properties included in the determination of the borrowing base.

The borrowing base is generally subject to redetermination on April 1st and October 1st of each year, as well as special redeterminations described in the Credit Agreement (no redetermination occurred on April 1, 2019). The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at December 31, 2018 was 6.53% for LIBOR-based debt and 8.50% for prime-based debt. Principal amounts outstanding under the credit facility are due and payable in full at maturity on October 26, 2019. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year of the unutilized portion of the borrowing base in effect from time to time. The Company is also required to pay customary letter of credit fees.

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

At March 31, 2019, the Company was not in compliance under the credit facility with its (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, (iv) the liquidity covenant requiring the Company to maintain unrestricted cash and borrowing base availability of at least $4.0 million, and (v) obligation to make an interest only payment for the quarters ended December 31, 2018 and March 31, 2019. In addition, the Company currently is not making payments of interest due under the credit facility and anticipates future non-compliance under the credit facility for the foreseeable future until the Company effects a restructuring of its debt obligations. Due to this non-compliance as well as the credit facility maturity in 2019, the Company classified its entire bank debt as a current liability in the consolidated financial statements. On October 9, 2018, the Company received a notice and reservation of rights from the administrative agent under the Credit Agreement advising that an event of default has occurred and continues to exist by reason of the Company’s noncompliance with the liquidity covenant requiring the Company to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this filing, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but may exercise one or more of these remedies in the future. The Company has commenced discussions with the Lender concerning a forbearance agreement or waiver of the event of default; however, there can be no assurance that the Lender and the Company will come to any agreement regarding a forbearance or waiver of the event of default. As required under the Credit Agreement, the Company previously entered into hedging arrangements with SocGen and BP pursuant to ISDA Agreements. On March 14, 2019, the Company received a notice of an event of default under the SocGen ISDA. Due to the default under the SocGen ISDA, SocGen unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $347,129 to settle the Company’s outstanding obligations thereunder related to SocGen’s hedges which is included in accounts payable at March 31, 2019. On March 19, 2019, the Company received a notice of an event of default under the BP ISDA. Due to the default under the BP ISDA, BP also unwound all of the Company’s hedges with them. The notice provides for a payment of approximately $775,725 to settle the Company’s outstanding obligations thereunder, related to BP’s hedges which is included in accounts payable at March 31, 2019.

The Company incurred commitment fees in connection with the Credit Agreement of $-0- and $14,335 during the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 12 – Loss Per Common Share

Loss per common share – Basic is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Loss per common share – Diluted assumes the conversion of all potentially dilutive securities, and is calculated by dividing net loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Loss per common share – Diluted considers the impact of potentially dilutive securities except in periods where their inclusion would have an anti-dilutive effect.

A reconciliation of loss per common share is as follows:

	Three Months Ended March 31,
	2019	2018

Net loss attributable to common stockholders	$(16,040,865)	$(3,536,937)

Weighted average common shares outstanding
Basic	23,195,043	22,813,130
Add potentially dilutive securities:
Unvested restricted stock awards	-	-
Stock appreciation rights	-	-
Stock options	-	-
Series D preferred stock	-	-
Diluted weighted average common shares outstanding	23,195,043	22,813,130

Loss per common share:
Basic	$(0.69)	$(0.16)
Diluted	$(0.69)	$(0.16)

For the three months ended March 31, 2019, the Company excluded 28,857 shares of unvested restricted stock awards, 715,213 stock appreciation rights, 333,334 stock options, and 2,076,472 shares of Series D Preferred Stock in calculating diluted earnings per share, as the effect was anti-dilutive. For the three months ended March 31, 2018, the Company excluded 187,153 shares of unvested restricted stock awards, 1,707,619 stock appreciation rights, 893,617 stock options, and 1,937,262 shares of Series D Preferred Stock in calculating diluted earnings per share, as the effect was anti-dilutive.

NOTE 13 – Income Taxes

The Company’s effective tax rate was 0.00% for the three months ended March 31, 2019 and 2018. Differences between the U.S. federal statutory rate of 21% in 2019 and 2018 and the Company’s effective tax rates are due to the tax effects of valuation allowances recorded against the deferred tax assets.

As of March 31, 2019, the Company had federal net operating loss carryforwards of approximately $187.8 million, of which $173.2 million expire between 2022 and 2038. Of this amount, approximately $59.5 million is subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could result in some amounts expiring prior to being utilized. The remaining $14.6 million of federal net operating loss may be carried forward indefinitely. The Company has $87.6 million of state net operating losses which expire between 2019 and 2038.

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
NOTE 14 – Divestitures and Oil and Gas Asset Sales

During the first quarter of 2019, the Company agreed to sell its Kern County, California properties, and closed on the sale in April 2019 for approximately $1.8 million in net proceeds. As additional consideration for the sale of the assets, if the WTI index for oil equals or exceeds $65 in the six months following closing and maintains that average for twelve consecutive months, then the buyer shall pay to the Company an additional $250,000. Under the full cost method of accounting, no gain or loss was recognized on the sale. The net proceeds were used for the repayment of borrowings under the credit facility and working capital.

NOTE 15 – Commitments and Contingencies

Joint Development Agreement

On March 27, 2017, the Company entered into a Joint Development Agreement (“JDA”) with two privately held companies, both unaffiliated entities, covering an area of approximately 52 square miles (33,280 acres) in the Permian Basin of Yoakum County, Texas. In connection with the JDA, the Company now holds a 62.5% working interest in approximately 4,823 acres (3,014 net acres) as of March 31, 2019. As the operator of the property covered by the JDA, the Company is committed as of March 31, 2019 to spend an additional $241,649 by March 2020.

Throughput Commitment Agreement

On August 1, 2014, Crimson Energy Partners IV, LLC, as operator of the Company’s Chalktown properties, in which the Company has a working interest, entered into a throughput commitment (the “Commitment”) with ETC Texas Pipeline, Ltd. effective April 1, 2015 for a five-year throughput commitment. In connection with the Commitment, the operator and the Company failed to reach the volume commitments in year two, and the Company anticipates that a shortfall will exist through the expiration of the five-year term, which expires in March 2020. Accordingly, the Company is accruing the expected volume commitment shortfall amounts of approximately $29,000 per month to lease operating expense (“LOE”) based on production, which represents the maximum amounts that could be owed based upon the Commitment. As of March 31, 2019, $344,327 has been recorded in accrued expense for the volume commitment shortfall.

Lease Agreements

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that the Company determines an arrangement represents a lease, that lease is classified as an operating lease or a finance lease. The Company currently does not have any finance leases. In accordance with ASC Topic 842, operating leases are capitalized on the Company’s Consolidated Balance Sheet through an asset and a corresponding lease liability. Recorded assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized.

The Company’s operating leases are reflected as right-of-use lease assets, accrued liabilities-current and operating lease liabilities on its Consolidated Balance Sheet. Operating lease assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease asset also includes any lease payments made to the lessor prior to lease commencement, less any lease incentives and initial direct costs incurred. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Nature of Leases

The Company leases certain office space, field and other equipment under cancelable and non-cancelable leases to support its operations. A more detailed description of significant lease types is included below.

Office Agreements

The Company rents office space from third parties, structured with non-cancelable terms. The Company has concluded its office agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Field Equipment and Compressors

The Company rents compressors and other equipment from third parties in order to facilitate the downstream movement of its production from its drilling operations to market, typically structured with a non-cancelable primary term of one to two years, and continuing thereafter on a month-to-month basis subject to termination by either party. These compressors and other equipment are critical to the Company’s ability to sell its production. The Company has therefore concluded that its compressor and other equipment rental agreements represent operating leases with a lease term that extends through the expected life of the field reserves (as opposed to the primary non-cancelable contract term).

The Company enters into daywork contracts for drilling/completion/workover rigs with third parties to support its activities. The Company has concluded that these arrangements represent short-term operating leases. The accounting guidance requires the Company to make an assessment at contract commencement if it is reasonably certain that it will exercise the option to extend the term. The Company has determined that it cannot conclude with reasonable certainty if it will choose to extend the contract beyond its original term.

Significant Judgments

Discount Rate

The Company’s leases typically do not provide an implicit rate. Accordingly, it is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at commencement date. The Company’s incremental borrowing rate reflects the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Practical Expedients and Accounting Policy Elections

Certain of the Company’s lease agreements include lease and non-lease components. For all existing asset classes with multiple component types, the Company has utilized the practical expedient that exempts it from separating lease components from non-lease components. Accordingly, the Company accounts for the lease and non-lease components in an arrangement as a single lease component.

In addition, for all of its existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to its short-term leases (that is, a lease that, at commencement, has a lease term of twelve months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, the Company recognizes lease payments related to its short-term leases in its statement of operations on a straight-line basis over the lease term, which has not changed from the prior recognition. To the extent that there are variable lease payments, the Company recognizes those payments in its Statement of Operations in the period in which the obligation for those payments is incurred.

The total lease expense for the three months ended March 31, 2019, which is included in general and administrative expense and lease operating expense, was $221,973.

Supplemental cash flow information related to the Company’s operating leases is included in the table below:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$221,973

Supplemental balance sheet information related to operating leases is included in the table below:

March 31, 2019
Right-of-use lease assets	$4,247,226
Accrued liabilities - current	(840,535)
Operating lease liabilities - long-term	$(3,406,691)

The weighted average remaining lease term for the Company’s operating leases is 7.1 years as of March 31, 2019, with a weighted average discount rate of 10.5%.

Lease liabilities with enforceable contract terms that are greater than one-year mature as follows:

Operating
Right-of-use
Leases
Remainder of 2019	$665,919
2020	865,350
2021	839,613
2022	847,208
2023	823,806
Thereafter	2,344,570
Total lease payments	6,386,466
Less imputed interest	(2,139,240)
Total lease liability	$4,247,226

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

On May 12, 2016, Cardno filed a lawsuit in Louisiana state court to enforce the liens; the Court entered an Order Staying Proceeding on June 13, 2016, ordering that the lawsuit “be stayed pending mediation/arbitration between the parties.” On June 17, 2016, the Company served a Notice of Arbitration on Cardno PPI, stating claims for breach of the MSA billing and warranty provisions. On July 15, 2016, Cardno PPI served a Counterclaim for $304,209 plus attorneys’ fees. The parties selected an arbitrator, and the arbitration hearing was held on March 29, April 12 and April 13, 2018. The parties submitted closing statements on April 30, 2018, and the arbitrator issued her Final Arbitration Award (the”Award”) on April 4, 2019.

The Award granted the Company a $62,923 credit for Cardno’s improper billing of insurance charges, and a $127,100 credit for Cardno’s billing in excess of the contractual prices. After the credits were applied, Cardno was awarded $114,186 on its claim. The arbitrator also awarded Cardno $23,676 in prejudgment interest.

The Parish of St. Bernard v. Atlantic Richfield Co., et al

On October 13, 2016, two subsidiaries of the Company, Yuma Exploration and Production Company, Inc. (“Exploration”) and Yuma Petroleum Company (“YPC”), were named as defendants, among several other defendants, in an action by the Parish of St. Bernard in the Thirty-Fourth Judicial District of Louisiana. The petition alleges violations of the State and Local Coastal Resources Management Act of 1978, as amended, in the St. Bernard Parish.  The Company has notified its insurance carrier of the lawsuit.  Management intends to defend the plaintiffs’ claims vigorously.  The case was removed to federal district court for the Eastern District of Louisiana. A motion to remand was filed and the Court officially remanded the case on July 6, 2017. Exceptions for Exploration, YPC and the other defendants were filed; however, the hearing for such exceptions was continued from the original date of October 6, 2017 to November 22, 2017. The November 22, 2017 hearing was continued without date because the parties agreed the case will be de-cumulated into subcases, but the details of this are yet to be determined. The case was removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in this case. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the case. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. That did not occur and this case remains stayed. In the interim, an Order was issued in another of the coastal cases pending in the Eastern District of Louisiana lifting the stay and setting a schedule for briefing for plaintiffs’ motion to remand (Parish of Plaquemines v. Riverwood Production Company, et al., No. 2:18-cv-05217, Eastern District of Louisiana). Judge Martin L. C. Feldman is assigned to the Riverwood case and he will be the first Judge in the Eastern District to decide on the remand, and presumably the Judges assigned to other cases, including this one, will follow his decision as relevant and appropriate. Oral argument on the motion to remand in the Riverwood case has been repeatedly continued, and was finally held on April 10, 2019. The Court has not yet ruled, and there is still no ruling in the Auster case as reported below. It is impossible to predict at this time whether this second removal will keep the case in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

Cameron Parish vs. BEPCO LP, et al & Cameron Parish vs. Alpine Exploration Companies, Inc., et al

The Parish of Cameron, Louisiana, filed a series of lawsuits against approximately 190 oil and gas companies alleging that the defendants, including Davis Petroleum Acquisition Corp. (“Davis”), have failed to clear, revegetate, detoxify, and restore the mineral and production sites and other areas affected by their operations and activities within certain coastal zone areas to their original condition as required by Louisiana law, and that such defendants are liable to Cameron Parish for damages under certain Louisiana coastal zone laws for such failures; however, the amount of such damages has not been specified. Two of these lawsuits, originally filed February 4, 2016 in the 38th Judicial District Court for the Parish of Cameron, State of Louisiana, name Davis as defendant, along with more than 30 other oil and gas companies. Both cases have been removed to federal district court for the Western District of Louisiana. The Company denies these claims and intends to vigorously defend them. Davis has become a party to the Joint Defense and Cost Sharing Agreements for these cases. Motions to remand were filed and the Magistrate Judge recommended that the cases be remanded. The Company was advised that the new District Judge assigned to these cases is Judge Terry A. Doughty, and on May 9, 2018, Judge Doughty agreed with the Magistrate Judge’s recommendation and the cases were remanded to the 38th Judicial District Court, Cameron Parish, Louisiana. The cases were removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in these cases. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the cases. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. That did not occur. On October 1, 2018, all of the coastal cases pending in the Western District of Louisiana, including these cases, were re-assigned to the newly appointed District Judge, Judge Robert R. Summerhays. On August 29, 2018, Magistrate Judge Kay signed an Order providing for staged briefing on the plaintiffs’ motion(s) to remand in all the coastal cases pending in the Western District, with the lowest numbered case (Parish of Cameron v. Auster, No. 18-677, Western District of Louisiana) to proceed first. In response to Defendants’ request for oral argument in the Auster case, Judge Kay issued an electronic Order on October 18, 2018, denying that request and further stating, “The issues have been thoroughly briefed and we do not find at this time that oral argument would be helpful.” As noted above, Magistrate Judge Kay previously recommended remand of these cases, which recommendation was adopted by the District Judge then assigned to the cases. Magistrate Judge Kay issued her Report and Recommendations recommending remand based on the timeliness of the second removal. Objections and replies were filed to the same and the District Judge now assigned to the cases granted and held oral argument on the objections to Magistrate Judge Kay’s Report and Recommendations on January 16, 2019. The District Judge has not yet ruled. It is impossible to predict at this time whether this second removal will keep the cases in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

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

Louisiana Severance Tax Audit

The State of Louisiana, Department of Revenue, notified Exploration that it was auditing Exploration’s calculation of its severance tax relating to Exploration’s production from November 2012 through March 2016. The audit relates to the Department of Revenue’s recent interpretation of long-standing oil purchase contracts to include a disallowable “transportation deduction,” and thus to assert that the severance tax paid on crude oil sold during the contract term was not properly calculated.  The Department of Revenue sent a proposed assessment in which they sought to impose $476,954 in additional state severance tax plus associated penalties and interest.   Exploration engaged legal counsel to protest the proposed assessment and request a hearing.  Exploration then entered a Joint Defense Group of operators challenging similar audit results.  Since the Joint Defense Group is challenging the same legal theory, the Board of Tax Appeals proposed to hear a motion brought by one of the taxpayers (Avanti) that would address the rule for all through a test case.  Exploration’s case has been stayed pending adjudication of the test case. The hearing for the Avanti test case was held on November 7, 2017, and on December 6, 2017, the Board of Tax Appeals rendered judgment in favor of the taxpayer in the first of these cases. The Department of Revenue filed an appeal to this decision on January 5, 2018. The Board of Tax Appeals case record has been lodged at the Louisiana Third Circuit Court of Appeal in the Avanti test case. Oral argument was held at the Third Circuit on Tuesday, February 26, 2019. On April 17, 2019, the Louisiana Third Circuit Court of Appeal rendered a unanimous decision in the Avanti case affirming the Board of Tax Appeals decision for the taxpayer. Currently, the Louisiana Department of Revenue may seek a writ from the Louisiana Supreme Court in the Avanti case. The Avanti case is not yet a final decision. All other Board of Tax Appeals cases are stayed pending the final decision in the Avanti case. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

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

The Company, as a successor in interest from another company years ago, along with 41 other companies in the chain of title, was named as a defendant in these lawsuits brought in St. Mary Parish, Louisiana. The substance of each of the petitions is virtually identical. In each case, the plaintiff(s) are seeking to recover damages to their property resulting from “oil and gas exploration and production activities.” The cited grounds for these actions include La. R.S. 30:29 (providing for restoration of property affected by oilfield contamination) and C.C. art. 2688 (notification by the lessee to the lessor when leased property is damaged). The plaintiffs have attempted to have these three cases consolidated. A hearing on motion to consolidate was held on January 15, 2019. At that time, Judge Sigur stated from the bench that he did not have sufficient information to order consolidation. A judgment to that effect has been signed by the judge. These cases are in the very early stages. At this point, not all of the named defendants have filed responsive pleadings. All of the defendants who have responded at this point have, inter alia, filed exceptions of vagueness due to the lack of specificity in the petitions which makes it impossible to determine what action(s) any individual defendant may have performed which would result in liability to the plaintiffs. None of these exceptions are currently set for hearing. The Company sold the leases that appear to be involved in this litigation to Hilcorp Energy I, L.P., with an effective date of September 1, 2016. The conveyance includes an indemnity provision which appears to transfer liability for this type of damage to Hilcorp, and at some point it will be necessary to invoke this indemnity. The Company has notified its insurance carrier of the claim but believes that the suit is without merit. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage, therefore no liability has been recorded on the Company’s consolidated financial statements.

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
Sam Banks v. Yuma Energy, Inc.

By letter dated March 27, 2019, the Company’s Board of Directors notified Sam L. Banks that it was terminating him as Chief Executive Officer of the Company pursuant to the terms of his amended and restated employment agreement dated April 20, 2017 (the “Employment Agreement”). Mr. Banks has since resigned from the board of directors of the Company. On March 28, 2019, Mr. Banks filed a petition (the “Petition”) in the 189th Judicial District Court of Harris County, Texas, naming the Company as defendant. The Petition alleges a breach of the Employment Agreement and seeks severance benefits in the amount of approximately $2.15 million. Counsel has engaged in early settlement discussions with Plaintiff’s counsel, but at this time, a settlement has not been reached. Counsel has filed an answer in response to Mr. Banks’ lawsuit, and discovery is proceeding. The Company intends to vigorously defend the lawsuit. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage; therefore, no liability has been recorded on the Company’s consolidated financial statements.

NOTE 16 – Subsequent Events

The Company is not aware of any subsequent events which would require recognition or disclosure in its consolidated financial statements, except as noted below or disclosed in the Company’s filings with the SEC.

An Asset Purchase and Sale Agreement dated March 21, 2019, was executed on behalf of Pyramid Oil, LLC and Yuma Energy, Inc. (the “Sellers”) and an undisclosed buyer (the “Buyer”) covering the sale of all of Seller’s assets in Kern County, California. The sale closed on April 26, 2019. The Company received net proceeds of approximately $1.8 million. The effective date was April 1, 2019. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in the six months following the closing and maintains that average for twelve consecutive months, then the buyer shall pay to the Company $250,000. A portion of the proceeds were used for the repayment of borrowings under the credit facility and the remainder for working capital.

As of May 20, 2019, an additional 24,077 shares of restricted common stock have been forfeited by employees who have left the Company.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto, included in Part I, Item 1 of this Quarterly Report on Form 10-Q and should further be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which cause actual results to differ from those expressed. For more information, see “Cautionary Statement Regarding Forward-Looking Statements” in Item 1 above.

Overview

Yuma Energy, Inc., a Delaware corporation (“Yuma” and collectively with its subsidiaries, the “Company,” “we,” “us” and “our”), is an independent Houston-based exploration and production company focused on acquiring, developing and exploring for conventional and unconventional oil and natural gas resources. Historically, our operations have focused on onshore properties located in central and southern Louisiana and southeastern Texas where we have a long history of drilling, developing and producing both oil and natural gas assets. We also have acreage in the Permian Basin of West Texas (Yoakum County, Texas), with the potential for additional oil and natural gas reserves. Finally, we have non-operated positions in the East Texas Woodbine. Our common stock is listed on the NYSE American under the trading symbol “YUMA.”

Senior Credit Agreement and Going Concern

The factors and uncertainties described below, as well as other factors which include, but are not limited to, declines in our production, reduction of personnel, our failure to establish commercial production on our Permian properties, and our substantial working capital deficit of approximately $40.0 million, raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements. The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

The borrowing base of the credit facility was $34.0 million as of March 31, 2019, and the Company was, and is, fully drawn under the credit facility leaving no availability on the line of credit. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets.

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

At March 31, 2019, we were not in compliance under the credit facility with our (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, (iv) the liquidity covenant requiring us to maintain unrestricted cash and borrowing base availability of at least $4.0 million, and (v) obligation to make an interest only payment for the quarters ended December 31, 2018 and March 31, 2019. In addition, we currently are not making payments of interest due under the credit facility and anticipate future non-compliance under the credit facility for the foreseeable future until we effect a restructuring of our debt obligations. Due to this non-compliance, as well as the credit facility maturity in 2019, we classified our entire bank debt as a current liability in our financial statements as of December 31, 2018. On October 9, 2018, we received a notice and reservation of rights from the administrative agent under the Credit Agreement advising that an event of default has occurred and continues to exist by reason of our noncompliance with the liquidity covenant requiring us to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this filing, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but may exercise one or more of these remedies in the future. We have commenced discussions with the Lender concerning a forbearance agreement; however, there can be no assurance that the Lender and us will come to any agreement regarding a forbearance agreement or waiver of the events of default. As required under the Credit Agreement, we previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, we received a notice of an event of default under our ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the ISDA Agreement, SocGen unwound all of our hedges with them. The notice provides for a payment of approximately $347,129 to settle our outstanding obligations thereunder related to SocGen’s hedges. On March 19, 2019, we received a notice of an event of default under our ISDA Agreement with BP (the “BP ISDA”). Due to the default under the ISDA Agreement, BP also unwound all of our hedges with them. The notice provides for a payment of approximately $775,725 to settle our outstanding obligations thereunder related to BP’s hedges.

Sales of California Properties

On April 26, 2019 and effective April 1, 2019, we sold all of our properties in Kern County, California for net proceeds of approximately $1.8 million. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in the six months following the closing and maintains that average for twelve consecutive months then the buyer agrees to pay us $250,000. The net proceeds were applied to the repayment of borrowings under the credit facility and working capital.

Preferred Stock

As of March 31, 2019, we had 2,076,472 shares of our Series D preferred stock outstanding with an aggregate liquidation preference of approximately $23.0 million and a conversion price of $6.5838109 per share. If all of our outstanding shares of Series D preferred stock were converted into common stock, we would need to issue approximately 3.5 million shares of common stock. The Series D preferred stock is paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum (cumulative).

Results of Operations

Production

The following table presents the net quantities of oil, natural gas and natural gas liquids produced and sold by us for the three months ended March 31, 2019 and 2018, and the average sales price per unit sold.

	Three Months Ended March 31,
	2019	2018
Production volumes:
Crude oil and condensate (Bbls)	36,659	47,157
Natural gas (Mcf)	378,303	633,440
Natural gas liquids (Bbls)	23,588	25,243
Total (Boe) (1)	123,298	177,973
Average prices realized:
Crude oil and condensate (per Bbl)	$59.99	$65.02
Natural gas (per Mcf)	$3.12	$2.83
Natural gas liquids (per Bbl)	$25.40	$31.22

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

Revenues

The following table presents our revenues for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Sales of natural gas and crude oil:
Crude oil and condensate	$2,199,023	$3,066,258
Natural gas	1,180,408	1,791,251
Natural gas liquids	599,246	788,027
Total revenues	$3,978,677	$5,645,536

Sale of Crude Oil and Condensate

Crude oil and condensate are sold through month-to-month evergreen contracts. The price for Louisiana production is tied to an index or a weighted monthly average of posted prices with certain adjustments for gravity, Basic Sediment and Water (“BS&W”) and transportation. Generally, the index or posting is based on customary industry spot prices. Pricing for our California properties (sold in April 2019) is based on an average of specified posted prices, adjusted for gravity and transportation.

Crude oil volumes sold were 22.3%, or 10,498 Bbls, lower for the three months ended March 31, 2019, compared to crude oil volumes sold during the three months ended March 31, 2018, due primarily to decreases from the Livingston Field (2,417 Bbls) due to a failing submersible pump, the La Posada Field (1,995 Bbls) due to various operational issues, the Lac Blanc Field (1,402 Bbls) due to a hole in production tubing, and the Cameron Canal Field (1,139 Bbls) due to sand production. Realized crude oil prices experienced a 7.7% decrease from the three months ended March 31, 2018, compared to the three months ended March 31, 2019.

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

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, we experienced a 40.3%, or 255,137 Mcf, decrease in natural gas volumes sold and a decrease in natural gas liquids sold of 6.6%, or 1,655 Bbls. The decreases were due primarily to decreases from the La Posada Field (121,863 Mcf) and the Lac Blanc Field (104,112 Mcf) due to the reasons listed above. During the same period, realized natural gas prices increased by 10.2% and realized natural gas liquids prices decreased by 18.6%.

Expenses

Lease Operating Expenses

Our lease operating expenses (“LOE”) and LOE per Boe for the three months ended March 31, 2019 and 2018, are set forth below:

	Three Months Ended March 31,
	2019	2018
Lease operating expenses	$1,977,830	$1,665,320
Severance, ad valorem taxes and marketing	313,487	960,448
Total LOE	$2,291,317	$2,625,768

LOE per Boe	$18.58	$14.75
LOE per Boe without severance, ad valorem taxes and marketing	$16.04	$9.36

LOE includes all costs incurred to operate wells and related facilities, both operated and non-operated. In addition to direct operating costs such as labor, repairs and maintenance, equipment rentals, materials and supplies, fuel and chemicals, LOE also includes severance taxes, product marketing and transportation fees, insurance, ad valorem taxes and operating agreement allocable overhead.

The 12.7% decrease in total LOE for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was due to a $646,961 decrease in severance, ad valorem, and marketing, offset by a $312,510 increase in lease operating expense. Lower natural gas and NGL sales resulted in a decrease in marketing cost. The increase in lease operating expenses is mostly attributable to higher field-related costs for certain fields. LOE per barrel of oil equivalent increased by 26.0% from the same period of the prior year generally due to the decrease in volumes noted above, while a substantial portion of LOE is related to fixed costs.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses for the three months ended March 31, 2019 and 2018, are summarized as follows:
	Three Months Ended March 31,
	2019	2018
General and administrative:
Stock-based compensation	$(152,039)	$296,293

Other	1,570,069	2,127,196
Capitalized	-	(377,959)
Net other	1,570,069	1,749,237

Net general and administrative expenses	$1,418,030	$2,045,530

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

For the three months ended March 31, 2019, net G&A expenses were 30.7%, or $627,500, lower than the amount for the same period in 2018. Variances include a decrease in accounting and audit fees of $107,023, a decrease in directors’ fees of $63,750, a decrease in salaries and stock-based compensation of $159,872 and $448,332, respectively, offset by an increase in consulting fees of $159,423 and office rent of $49,695. The decrease in stock-based compensation was primarily a result of the reevaluation of liability-based Stock Appreciation Rights and the forfeiture of various stock awards since the prior period.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) for oil and gas properties (excluding DD&A related to other property, plant and equipment) for the three months ended March 31, 2019 and 2018, is summarized as follows:

	Three Months Ended March 31,

	2019	2018
DD&A	$1,870,220	$2,177,087

DD&A per Boe	$15.17	$12.23

DD&A decreased by 14.1% for the three months ended March 31, 2019, compared to the same period in 2018, primarily as a result of the decrease in the net quantities of crude oil and natural gas sold.

Impairment of Oil and Natural Gas Properties

We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, excluding gains or losses from derivatives. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Based on a thorough analysis of our assets, the following three major contributors account for an impairment for the first quarter: (i) the finalization of the Kern County, California property sale for proceeds substantially less than PV10 value of the proved producing and non-producing assets (approximately $3 million of the impairment); (ii) a final downward revision with respect to the Lac Blanc LP #2 well, which went off production in February 2019, and is now not expected to return to production (approximately $3 million of the impairment); and (iii) the decrease in the 12-month rolling SEC prices used at March 31, 2019 compared to December 31, 2018, primarily due to a reduction in oil and plant product prices of approximately 3% (approximately $2.5 million of the impairment). As a result of this review, we recorded a full cost ceiling impairment charge of $11.45 million. During the three months ended March 31, 2018, we did not record any full cost ceiling impairments. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Interest Expense

Our interest expense for the three months ended March 31, 2019 and 2018, is summarized as follows:
	Three Months Ended March 31,

	2019	2018
Interest expense	$556,268	$581,833
Interest capitalized	-	(115,541)
Net	$556,268	$466,292

Bank debt	$34,000,000	$27,050,000

Interest expense (net of amounts capitalized) increased $89,976 for the three months ended March 31, 2019 over the same period in 2018 as a result of higher interest rates, higher amounts outstanding under our credit facility during the three months ended March 31, 2019, and no capitalized interest in the three months ended March 31, 2019, compared to the same period in 2018.

For a more complete narrative of interest expense, and terms of our credit agreement, refer to Note 10 – Debt and Interest Expense in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

Income Tax Expense

The following summarizes our income tax expense (benefit) and effective tax rates for the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,

	2019	2018
Consolidated net income (loss) before income taxes	$(15,650,702)	$(3,172,920)
Income tax expense	$-	$-
Effective tax rate	0.00%	0.00%

Differences between the U.S. federal statutory rate of 21% in 2019 and 2018 and our effective tax rates are due to the tax effects of valuation allowances recorded against our deferred tax assets and state income taxes. Refer to Note 13 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

Liquidity and Capital Resources

The factors and uncertainties described below raise substantial doubt about our ability to continue as a going concern. Our primary and potential sources of liquidity include cash on hand, cash from operating activities, proceeds from the sales of assets, and potential proceeds from capital market transactions, including the sale of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production and we are currently unhedged on our oil and gas production. We incurred net losses attributable to common shareholders for the years ended December 31, 2018 and 2017 and for the first quarter of 2019. At March 31, 2019, our total current liabilities exceed our total current assets. Additionally, we are in violation of our debt covenants, have suspended paying interest under our credit facility to conserve cash, have extremely limited liquidity and have suffered recurring losses from operations. In addition, we are subject to a number of factors that are beyond our control, including commodity prices, production declines and other factors that could affect our liquidity and ability to continue as a going concern.
We have recently experienced a number of mechanical issues on well sites including the Lac Blanc #2, and others that are impacting our rates of production and hence having a negative impact on our operating cash flow. Field level operating cash flows prior to these issues were approximately $750,000 per month and currently projected to be approximately $400,000 assuming no repairs take place. We are planning on certain repairs costing an estimated $500,000 that will return field level operating cash flow to an estimated $600,000 per month. While we anticipate returning a number of these wells to production, for others, like the Lac Blanc LP #2, repair cost estimates could be significant and there is no assurance we can fund the work based on our current severe liquidity constraints, which will result in a loss of an estimated $150,000 per month of field level cash flow. Actual results could differ from these estimates, and the differences could be significant, as we continue to evaluate.

We are currently in default under our credit facility due to non-compliance with our financial covenants and failure to pay interest. As of March 31, 2019, we had fully drawn the $34.0 million available under our credit facility. On October 9, 2018, we received a notice and reservation of rights from the administrative agent under our Credit Agreement advising that an event of default has occurred and continues to exist by reason of our noncompliance with the liquidity covenant requiring us to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this report, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but they may exercise one or more of these remedies in the future. We have commenced discussions with the Lender under the Credit Agreement concerning a forbearance agreement or waiver of the events of default; however, there can be no assurance that we and the Lender will come to any agreement regarding a forbearance or waiver of the events of default.

During the first quarter of 2019, we agreed to sell our Kern County, California properties for $2.1 million in gross proceeds and the buyer’s assumption of certain plugging and abandonment liabilities of approximately $864,000. We closed this sale on April 26, 2019 and received net proceeds of approximately $1.8 million. As additional consideration for the sale of the assets, if WTI Index for oil equals or exceeds $65 in the six months following closing and maintains that average for twelve consecutive months then buyer agreed to pay us an additional $250,000. The net proceeds were applied to the repayment of borrowings under the credit facility and working capital.

We have initiated several strategic alternatives to mitigate our limited liquidity (defined as cash on hand and undrawn borrowing base), our financial covenant compliance issues, and to provide us with additional working capital to develop our existing assets.

During the last quarter of 2018, we retained Seaport Global Securities LLC (“Seaport”) as our exclusive financial advisor and investment banker in connection with identifying and potentially implementing various strategic alternatives to improve our liquidity issues and the possible disposition, acquisition or merger of the Company or our assets. In addition, prior to the retention of Seaport, we retained Energy Advisors Group to sell select properties of the Company. On March 1, 2019, we hired a Chief Restructuring Officer, and subsequently on March 28, 2019, appointed that person Interim Chief Executive Officer.

We plan to take further steps to mitigate our limited liquidity, which may include, but are not limited to, restructuring our existing debt; selling additional assets; further reducing general and administrative expenses; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. There can be no assurance that the exploration of strategic alternatives will result in a transaction or otherwise improve our limited liquidity.

The factors and uncertainties described in Note 2 – Liquidity and Going Concern in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report raise substantial doubt about our ability to continue as a going concern.

Cash Flows from Operating Activities

Net cash provided by operating activities was $317,238 for the three months ended March 31, 2019, compared to $4,400,810 in cash provided during the same period in 2018. This decrease was primarily caused by a decrease in revenue as a result of decreased production.

One of the primary sources of variability in our cash flows from operating activities is fluctuations in commodity prices. Sales volume changes also impact cash flow. Our cash flows from operating activities are also dependent on the costs related to continued operations.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, cash used in investing activities totaled $169,331, primarily from the payment of net capital expenditures of $222,974.

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

During the three months ended March 31, 2019, we had net cash used in financing activities of $402,371. Of that amount, $1,945 of treasury stock was repurchased in connection with the satisfaction of tax obligations upon the vesting of employees’ restricted stock awards, and $400,426 was used for payments on our insurance financing.

As of March 31, 2019, we had no remaining availability on our $34,000,000 credit facility. We had no debt other than our credit facility at March 31, 2019. We had a cash balance of $1,380,028 at March 31, 2019.

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

Hedging Activities

Current Commodity Derivative Contracts

Historically, we have sought to reduce our sensitivity to oil and natural gas price volatility and secure favorable debt financing terms by entering into commodity derivative transactions which may include fixed price swaps, price collars, puts, calls and other derivatives. There are no commodity derivative instruments open as of March 31, 2019.

As required under the Credit Agreement, we previously entered into hedging arrangements with SocGen and BP pursuant to ISDA Agreements. On March 14, 2019, we received a notice of an event of default under our SocGen ISDA. Due to the default under the SocGen ISDA, SocGen unwound all of our hedges with them. The notice provides for a payment of approximately $347,129 to settle our outstanding obligations thereunder related to SocGen’s hedges. On March 19, 2019, we received a notice of an event of default under our BP ISDA. Due to the default under the ISDA Agreement, BP also unwound all of our hedges with them. The notice provides for a payment of approximately $775,725 to settle our outstanding obligations thereunder related to BP’s hedges. These amounts are included in accounts payable at March 31, 2019.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2019 our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

During the three month period ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) except for the changes described in the Remedial Action section below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remedial Action
We began our remediation plan with respect to improving our internal control over financial reporting to address the material weakness that was disclosed in our annual report on Form 10-K filed with the SEC on April 2, 2019, specifically as it relates to the inadequate design of procedures related to the testing of certain field level lease operating expenses in the reserve report versus lease operating expenses on a company wide basis. We have implemented new review procedures over the testing of field level lease operating expenses and hired consultants to evaluate the completeness and accuracy of our reserve information.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A – Risk Factors” in our Annual Report for the year ended December 31, 2018 on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2018 Annual Report on Form 10-K may not be the only risks facing our Company. There are no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

The Consolidated Financial Statements included herein contain disclosures that express substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the future in the normal course of business. Recently, our liquidity and ability to maintain compliance with certain financial ratios and covenants in our Credit Agreement have been negatively impacted by several factors, including drilling activities and other factors. Due to operating losses we sustained during recent quarters, at March 31, 2019 we were not in compliance under our credit facility with the (i) total debt to EBITDAX covenant for the trailing four quarter period, (ii) current ratio covenant, (iii) EBITDAX to interest expense covenant for the trailing four quarter period, (iv) the liquidity covenant requiring us to maintain unrestricted cash and borrowing base availability of at least $4.0 million, and (v) obligation to make an interest only payment for the quarters ended December 31, 2018 and March 31, 2019. Due to this non-compliance, we classified our entire bank debt as a current liability in our Consolidated Financial Statements as of March 31, 2019. On October 9, 2018, we received a notice and reservation of rights from the administrative agent under our Credit Agreement advising that an event of default has occurred and continues to exist by reason of our noncompliance with the liquidity covenant requiring us to maintain cash and cash equivalents and borrowing base availability of at least $4.0 million. As a result of the default, the Lender may accelerate the outstanding balance under the Credit Agreement, increase the applicable interest rate by 2.0% per annum or commence foreclosure on the collateral securing the loans. As of the date of this report, the Lender has not accelerated the outstanding amount due and payable on the loans, increased the applicable interest rate or commenced foreclosure proceedings, but they may exercise one or more of these remedies in the future. We have commenced discussions with the Lender under the Credit Agreement concerning a forbearance agreement or waiver of the event of default; however, there can be no assurance that we and the Lender will come to any agreement regarding a forbearance or waiver of the event of default.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
	Purchased (1)	Per Share	Programs	Programs
January 2019	-	-	-	-
February 2019	17,208	$0.11	-	-
March 2019	-	-	-	-

(1)
All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

Item 3.                        Defaults upon Senior Securities.

None.

Item 4.                        Mine Safety Disclosures.

Not Applicable.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

EXHIBIT INDEX

FOR

Form 10-Q for the quarter ended March 31, 2019.

Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X

32.1	Certification of the Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.						X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Schema Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUMA ENERGY, INC.

	By:	/s/ Anthony C. Schnur
	Name:	Anthony C. Schnur
Date: May 20, 2019	Title:	Interim Chief Executive Officer (Principal Executive Officer), Interim Chief Financial Officer (Principal Financial Officer) and Chief Restructuring Officer