Form 10-Q
period 2019-09-30
Yuma Energy, Inc.
filed 2019-11-14
CIK 1672326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At November 14, 2019, 1,551,989 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

●
no availability to borrow additional funds under our credit facility;

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

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements.
Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$1,451,984	$1,634,492
Accounts receivable, net of allowance for doubtful accounts:
Trade	2,639,001	3,183,806
Other	6,685	195,774
Commodity derivative instruments, current portion	-	751,158
Prepayments	815,007	1,152,126
Other current assets	256,261	256,261

Total current assets	5,168,938	7,173,617

OIL AND GAS PROPERTIES (full cost method):
Oil and gas properties - subject to amortization	504,529,916	504,139,740

	504,529,916	504,139,740
Less: accumulated depreciation, depletion, amortization and impairment	(451,635,196)	(436,642,215)

Net oil and gas properties	52,894,720	67,497,525

OTHER PROPERTY AND EQUIPMENT:
Assets held for sale	-	1,691,588
Other property and equipment	1,793,252	1,793,397
	1,793,252	3,484,985
Less: accumulated depreciation, amortization and impairment	(1,459,830)	(1,355,639)

Net other property and equipment	333,422	2,129,346

OTHER ASSETS AND DEFERRED CHARGES:
Commodity derivative instruments	-	13,028
Deposits	151,082	467,592
Operating right-of-use leases	3,330,297	-
Other noncurrent assets	79,997	79,997

Total other assets and deferred charges	3,561,376	560,617

TOTAL ASSETS	$61,958,456	$77,361,105

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED BALANCE SHEETS– CONTINUED
(Unaudited)

	September 30,	December 31,
	2019	2018

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of debt	$335,272	$34,742,953
Accounts payable	9,011,036	8,008,017
Asset retirement obligations	128,539	128,539
Current operating lease liabilities	702,675	-
Other accrued liabilities	1,701,654	1,275,473

Total current liabilities	11,879,176	44,154,982

LONG-TERM DEBT	1,400,000	-

OTHER NONCURRENT LIABILITIES:
Asset retirement obligations	11,509,537	11,143,320
Long-term lease liability	2,868,557	-
Deferred rent	-	250,891
Employee stock awards	-	40,153

Total other noncurrent liabilities	14,378,094	11,434,364

COMMITMENTS AND CONTINGENCIES (Notes 2 and 15)

STOCKHOLDERS' EQUITY
Series D convertible preferred stock
($0.001 par value, 7,000,000 authorized, 2,149,986 issued and outstanding as of September 30, 2019 with a liquidiation preference of $23.4 million,
and 2,041,240 issued and outstanding as of December 31, 2018)	2,150	2,041
Common stock
($0.001 par value, 100,000,000 authorized, 1,551,989 outstanding as of
September 30, 2019 and 1,558,772 outstanding as of December 31, 2018)	1,552	1,559
Additional paid-in capital	92,200,784	58,470,831
Treasury stock at cost (26,516 shares as of September 30, 2019 and
25,368 shares as of December 31, 2018)	(441,044)	(439,099)
Accumulated deficit	(57,462,256)	(36,263,573)

Total stockholders' equity	34,301,186	21,771,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,958,456	$77,361,105

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES:
Sales of natural gas and crude oil	$1,508,788	$5,426,855	$7,156,881	$16,894,968

EXPENSES:
Lease operating and production costs	1,272,325	2,465,020	5,566,838	7,886,613
General and administrative expense	1,070,625	1,182,880	3,970,926	4,880,270
Depreciation, depletion and amortization	655,125	2,140,310	3,279,825	6,602,801
Asset retirement obligation accretion expense	114,549	140,701	366,218	423,802
Impairment of oil and gas properties	-	3,397,281	11,817,345	3,397,281
Impairment of long lived assets	-	-	-	176,968
Bad debt expense	-	85,928	-	413,395
Total expenses	3,112,624	9,412,120	25,001,152	23,781,130

LOSS FROM OPERATIONS	(1,603,836)	(3,985,265)	(17,844,271)	(6,886,162)

OTHER INCOME (EXPENSE):
Net losses from commodity derivatives	-	(873,723)	(1,840,683)	(4,220,553)
Interest expense	(379,086)	(637,772)	(1,513,891)	(1,671,700)
Other, net	33	43	162	78,390
Total other expense	(379,053)	(1,511,452)	(3,354,412)	(5,813,863)

INCOME (LOSS) BEFORE INCOME TAXES	(1,982,889)	(5,496,717)	(21,198,683)	(12,700,025)

Income tax expense - deferred	-	-	-	-

NET INCOME (LOSS)	(1,982,889)	(5,496,717)	(21,198,683)	(12,700,025)

PREFERRED STOCK:
Dividends paid in-kind	412,799	385,125	1,204,266	1,123,559

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(2,395,688)	$(5,881,842)	$(22,402,949)	$(13,823,584)

INCOME (LOSS) PER COMMON SHARE:
Basic	$(1.54)	$(3.82)	$(14.42)	$(9.02)
Diluted	$(1.54)	$(3.82)	$(14.42)	$(9.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	1,551,988	1,539,757	1,553,402	1,533,221
Diluted	1,551,988	1,539,757	1,553,402	1,533,221

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
June 30, 2019	2,112,710	$2,113	1,551,989	$1,552	$58,322,612	$(441,044)	$(55,479,367)	$2,405,866
Net loss	-	-	-	-	-	-	(1,982,889)	(1,982,889)
Forgiveness of debt - related party	-	-	-	-	33,875,122	-	-	33,875,122
Payment of Series D dividends in-kind	37,276	37	-	-	(37)	-	-	-
Stock awards vested	-	-	-	-	-	-	-	-
Restricted stock awards forfeited	-	-	-	-	-	-	-	-
Restricted stock awards repurchased	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	3,087	-	-	3,087
Treasury stock	-	-	-	-	-	-	-	-
September 30, 2019	2,149,986	$2,150	1,551,989	$1,552	$92,200,784	$(441,044)	$(57,462,256)	$34,301,186

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
June 30, 2018	1,971,072	$1,971	1,558,914	$1,559	$57,326,218	$(438,890)	$(27,135,040)	$29,755,818
Net loss	-	-	-	-	-	-	(5,496,720)	(5,496,720)
Payment of Series "D" dividends in-kind	34,777	35	-	-	385,125	-	(385,125)	35
Stock awards vested	-	-	2,076	2	(2)	-	-	-
Restricted stock awards forfeited	-	-	(501)	-	-	-	-	-
Restricted stock awards repurchased	-	-	(722)	(1)	1	-	-	-
Stock-based compensation	-	-	-	-	184,309	-	-	184,309
Treasury stock	-	-	-	-	-	(209)	-	(209)
September 30, 2018	2,005,849	$2,006	1,559,767	$1,560	$57,895,651	$(439,099)	$(33,016,885)	$24,443,233

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
December 31, 2018	2,041,240	$2,041	1,558,772	$1,559	$58,470,831	$(439,099)	$(36,263,573)	$21,771,759
Net loss	-	-	-	-	-	-	(21,198,683)	(21,198,683)
Forgiveness of debt - related party	-	-	-	-	33,875,122	-	-	33,875,122
Payment of Series D dividends in-kind	108,746	109	-	-	(109)	-	-	-
Stock awards vested	-	-	-	-	-	-	-	-
Restricted stock awards forfeited	-	-	(5,636)	(6)	6	-	-	-
Restricted stock awards repurchased	-	-	(1,147)	(1)	-	-	-	(1)
Stock-based compensation	-	-	-	-	(145,066)	(1,945)	-	(147,011)
Treasury stock	-	-	-	-	-	-	-	-
September 30, 2019	2,149,986	$2,150	1,551,989	$1,552	$92,200,784	$(441,044)	$(57,462,256)	$34,301,186

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Value	Shares	Value
December 31, 2017	1,904,391	$1,904	1,520,167	$1,520	$55,085,827	$(25,278)	$(19,193,301)	$35,870,672
Net loss	-	-	-	-	-	-	(12,700,127)	(12,700,127)
Payment of Series "D" dividends in-kind	101,458	102	-	-	1,123,457	-	(1,123,457)	102
Stock awards vested	-	-	65,021	65	(65)	-	-	-
Restricted stock awards forfeited	-	-	(942)	(1)	1	-	-	-
Restricted stock awards repurchased	-	-	(24,479)	(24)	24	-	-	-
Stock-based compensation	-	-	-	-	1,686,407	-	-	1,686,407
Treasury stock	-	-	-	-	-	(413,821)	-	(413,821)
September 30, 2018	2,005,849	$2,006	1,559,767	$1,560	$57,895,651	$(439,099)	$(33,016,885)	$24,443,233

The accompanying notes are an integral part of these consolidated financial statements.

Yuma Energy, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(21,198,683)	$(12,700,025)
Depreciation, depletion and amortization of property and equipment	3,279,826	6,602,801
Impairment of long lived assets	-	176,968
Amortization of debt issuance costs	-	340,225
Deferred rent liability, net	-	18,219
Stock-based compensation expense	(145,066)	503,738
Settlement of asset retirement obligations	-	(590,709)
Asset retirement obligation accretion expense	366,217	423,802
Impairment of oil and gas properties	11,817,345	3,397,281
Bad debt expense	-	413,395
Net loss from commodity derivatives	1,840,683	4,220,553
(Gain) loss on write-off of liabilities net of assets	-	(103,044)
Amortization of operating right of use lease	900,060	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	733,894	1,864,956
(Increase) decrease in prepaids, deposits and other assets	653,629	546,280
(Decrease) increase in accounts payable and other current and
non-current liabilities	2,253,769	(380,292)
NET CASH PROVIDED BY OPERATING ACTIVITIES	501,674	4,734,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(390,032)	(7,711,751)
Proceeds from sale of oil and gas properties	1,691,588	1,127,400
Derivative settlements	(46,357)	(1,912,521)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,255,199	(8,496,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit facility	-	14,300,000
Repayment of borrowings on senior credit facility	(1,194,482)	(7,000,000)
Repayments of borrowings - insurance financing	(742,953)	(651,124)
Net proceeds (expenses) from common stock offering	-	(64,050)
Cash paid for repurchase of restricted stock	(1)	-
Treasury stock repurchases	(1,945)	(413,821)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,939,381)	6,171,005

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182,508)	2,408,281

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,634,492	137,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,451,984	$2,545,644

Supplemental disclosure of cash flow information:
Interest payments (net of interest capitalized)	$9,057	$1,324,950
Interest capitalized	$-	$133,772
Supplemental disclosure of significant non-cash activity:
Change in capital expenditures financed by accounts payable	$187,864	$3,922,933

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

Reverse Stock Split

Yuma filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Yuma with the Secretary of State of the State of Delaware, pursuant to which, effective on July 3, 2019, Yuma effected a one-for-fifteen reverse split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The number of authorized shares of common stock did not change from 100,000,000. Yuma’s authorized shares of Preferred Stock did not change from 20,000,000.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with Article 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheet as of September 30, 2019; the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018. The Company’s Consolidated Balance Sheet at December 31, 2018 is derived from the audited consolidated financial statements of the Company at that date.

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

NOTE 2 – Liquidity and Going Concern

The factors and uncertainties described below, as well as other factors which include, but are not limited to, significant declines in the Company’s production resulting from mechanical failures and depletion, the Company’s failure to establish commercial production on its Permian properties, no available capital to maintain and develop its properties, and its substantial working capital deficit of approximately $6.7 million, raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

On October 26, 2016, Yuma and three of its subsidiaries, as the co-borrowers (collectively, the “Borrowers”), entered into a credit agreement providing for a $75.0 million three-year senior secured revolving credit facility (as amended on May 19, 2017, May 8, 2018, and July 31, 2018, the “Original Credit Agreement”) with Société Générale (“SocGen”), as administrative agent, SG Americas Securities, LLC, as lead arranger and bookrunner, and the lenders signatory thereto (collectively with SocGen, the “Original Lender”).

On September 10, 2019, YE Investment LLC (“YEI”), an affiliate of Red Mountain Capital Partners, LLC (“Red Mountain”), purchased (the “Debt Purchase”) all of the outstanding indebtedness and related liabilities under the Original Credit Agreement totaling approximately $35 million from the Original Lender. The Debt Purchase included a principal balance of the credit facility of $32.8 million, plus accrued interest of $1.3 million, and the release or purchase of losses associated with the Company’s prior hedging arrangements totaling approximately $1.1 million. As a result of the Debt Purchase, YEI became the lender (the “Lender”) under the Original Credit Agreement.

On September 16, 2019, the Borrowers and YEI entered into a forbearance agreement (the “Forbearance Agreement”) with respect to the Original Credit Agreement. Under the Forbearance Agreement, YEI agreed that until October 26, 2019 or the earlier termination of the Forbearance Agreement, to forbear from exercising its rights and remedies under or in connection with the Original Credit Agreement against the Borrowers arising from the certain existing defaults under the Original Credit Agreement.

On September 30, 2019, Yuma and certain of its subsidiaries entered into a Restructuring and Exchange Agreement (the “Restructuring Agreement”) with Red Mountain, RMCP PIV DPC, LP, an affiliate of Red Mountain (“DPC PIV”), RMCP PIV DPC II, LP, an affiliate of Red Mountain (“DPC PIV II” and together with Red Mountain and DPC PIV, the “Investors”), and YEI, which provides for (i) the modification (the “Loan Modification”) of the Original Credit Agreement; (ii) the exchange (the “Note Exchange”) of the promissory note evidencing the loans under the Original Credit Agreement for a convertible note (the “Convertible Note”) with a principal amount of $1.4 million, an interest rate of 5% per annum, payable monthly beginning in January 2020, a maturity date of December 31, 2022, and that is convertible into shares of common stock at a conversion price of $0.1288668927422 per share, and the related elimination of a $360,588 outstanding hedge obligation by YEI; and (iii) the amendment and restatement of the Certificate of Designation of the Series D Convertible Preferred Stock (the “Certificate of Designation”) to provide for a reduction of the conversion price of the Series D convertible preferred stock, $0.001 par value per share of the Company (the “Series D Preferred Stock”), from $98.7571635 to $1.44372 per share, and certain other modifications (the “COD Amendment” and collectively with the Note Exchange, the “Transactions”). The $33.9 million forgiveness of debt with the related party was reflected as additional paid-in capital in the accompanying financial statements as a result of equity holdings of the Investors and YEI which exceeded 10% of the outstanding equity.

Consummation of the Transactions is subject to several closing conditions, including (i) approval of the COD Amendment by a majority of the outstanding voting securities of Yuma; (ii) approval of the issuance of the shares of common stock issuable upon conversion of the Convertible Note (the “Resulting Shares”) by a majority of the voting securities of Yuma represented in person or by proxy provided that a quorum is present; (iii) approval of the issuance of the shares of common stock issuable upon conversion of the shares of Series D Preferred Stock (the “COD Shares”) by a majority of the voting securities of Yuma represented in person or by proxy provided that a quorum is present; (iv) the absence of any injunction or other legal restraint preventing or making illegal the Transactions; (v) the accuracy of the representations and warranties and compliance with their respective covenants of each of Yuma, the Investors and YEI; (vi) the absence of a material adverse effect on Yuma; (vii) the execution and delivery of a customary registration rights agreement; and (viii) the execution and delivery of a customary board rights agreement. Following the consummation of the Transaction, there will effectively be a change in control wherein the Investors and YEI will own approximately 91% of the Company's outstanding shares on a fully diluted basis.

Also, in connection with the Restructuring Agreement, Yuma and YEI agreed to negotiate in good faith an amended and restated credit agreement (the “A&R Credit Agreement”) providing for an uncommitted delayed draw term loan with (i) a principal amount of up to $2.0 million, (ii) an interest rate of 10%, payable monthly, (iii) a maturity date of September 30, 2022, and (iv) a prepayment penalty of 10% of the principal amount repaid.

On September 30, 2019, as part of the Restructuring Agreement, the Borrowers and YEI entered into a loan modification agreement (the “Loan Modification Agreement”) which amended the Original Credit Agreement (as amended and modified by the Loan Modification Agreement, the “Credit Agreement”), to among other things, modify the loans outstanding under the Original Credit Agreement by (i) reducing the outstanding principal balance from approximately $32.8 million, plus accrued and unpaid interest and expenses, to $1.4 million with the forgiveness of approximately $31.4 million plus the accrued and unpaid interest and expenses, (ii) increasing the interest rate to 10% per annum payable quarterly until December 31, 2019 and monthly beginning in January 2020, (iii) extending the maturity date to September 30, 2022, (iv) added an event of default if the Transactions, among other events, do not occur on or before September 30, 2020, and (v) removed the requirement that the Borrowers comply with the financial covenants contained in Section 6.1 of the Original Credit Agreement. The amount of forgiveness from the reduction in principal balance, accrued interest, and hedge loss liability has been recorded to additional paid-in capital.

As of September 30, 2019, the outstanding balance under the Credit Agreement was $1.4 with no availability for additional borrowing. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and distributions or repurchase its capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable, and engage in certain transactions with affiliates.

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

As required under the Original Credit Agreement, the Company previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, the Company received a notice of an event of default under its ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the SocGen ISDA, SocGen unwound all of the Company’s hedges with them. The notice provided for a payment of $335,272 to settle the Company’s outstanding obligations thereunder related to SocGen’s hedges, which outstanding amount was acquired by YEI in the Debt Purchase. On March 19, 2019, the Company received a notice of an event of default under its ISDA Agreement with BP (the “BP ISDA”). Due to the default under the BP ISDA, BP also unwound all of the Company’s hedges with them. The notice provided for a payment of $749,240 to settle the Company’s outstanding obligations thereunder related to BP’s hedges; however, that entire amount was forgiven as part of the Debt Purchase.

The Company has initiated several strategic alternatives to mitigate its limited liquidity (defined as cash on hand and undrawn borrowing base) and continuing operating issues, and to provide it with additional working capital to develop its existing assets.

On October 22, 2018, the Company retained Seaport Global Securities LLC, an investment banking firm, to advise the Company on its strategic and tactical alternatives, including possible acquisitions and divestitures. On March 1, 2019, the Company hired a Chief Restructuring Officer, and subsequently on March 28, 2019, appointed that person as Interim Chief Executive Officer.

The Company continues to reduce its operating and general and administrative costs and has curtailed its planned 2019 capital expenditures. The Company plans to take further steps to mitigate its limited liquidity and continuing operating issues, which may include, but are not limited to, selling additional assets; further reducing general and administrative expenses; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. There can be no assurance that the exploration of strategic alternatives will result in a transaction or otherwise improve the Company’s limited liquidity and that the Company will continue as a going concern.

NOTE 3 – Revenue Recognition

Sales of crude oil, condensates, natural gas and natural gas liquids (“NGLs”) are recognized at the point where control of the product is transferred to the customer and collectability is reasonably assured.

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

The following table presents the Company’s revenues disaggregated by product source. Sales taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales of natural gas and crude oil:
Crude oil and condensate	$1,223,499	$3,090,585	$4,504,194	$9,360,102
Natural gas	203,251	1,463,581	1,779,154	5,030,751
Natural gas liquids	82,038	872,689	873,533	2,504,115
Total revenues	$1,508,788	$5,426,855	$7,156,881	$16,894,968

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

For the Company’s product sales that have a contract term greater than one year, it has utilized the practical expedient which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $627,459 and $2,282,200 as of September 30, 2019 and December 31, 2018, respectively, and are reported in trade accounts receivable, net on the Consolidated Balance Sheets. The Company currently has no other assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.

NOTE 4 – Asset Impairments

The Company’s oil and natural gas properties are accounted for using the full cost method of accounting, under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized. These capitalized costs (net of accumulated DD&A and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The full cost ceiling limitation limits these costs to an amount equal to the present value, discounted at 10%, of estimated future cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future deferred income taxes. In accordance with SEC rules, prices used are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. The Company’s third quarter of 2019 full cost ceiling calculation was prepared by the Company using (i) $55.87 per barrel for oil, and (ii) $2.82 per MMBTU for natural gas as of September 30, 2019. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling.

Based on an analysis of the Company’s assets, there was no impairment for the third quarter of fiscal year 2019. The Company recorded a full cost ceiling impairment charge of $11.8 million for the nine-month period ended September 30, 2019. During the three and nine month periods ended September 30, 2018, the Company recorded a full cost ceiling impairment charge of $3.4 million.

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

The following table summarizes the Company’s ARO transactions recorded during the nine months ended September 30, 2019 in accordance with the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations”:

Nine Months Ended
September 30, 2019
Asset retirement obligations at December 31, 2018	$11,271,859
Liabilities incurred	-
Liabilities settled	-
Accretion expense	366,217
Revisions in estimated cash flows	-

Asset retirement obligations at September 30, 2019	$11,638,076

Based on expected timing of settlements, $128,539 of the ARO is classified as current at September 30, 2019.

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

As previously disclosed, there were no outstanding commodity derivatives as of September 30, 2019.

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

NOTE 7 – Commodity Derivative Instruments

As required under the Original Credit Agreement, the Company previously entered into hedging arrangements with SocGen and BP pursuant to ISDA Agreements. On March 14, 2019, the Company received a notice of an event of default under the SocGen ISDA. Due to the default under the SocGen ISDA, SocGen unwound all of the Company’s hedges with them. The notice provided for a payment of $335,272 to settle the Company’s outstanding obligations thereunder related to SocGen’s hedges, which amount was acquired by YEI as part of the Debt Purchase and is included in current maturities of debt at September 30, 2019. On March 19, 2019, the Company received a notice of an event of default under its BP ISDA. Due to the default under the BP ISDA, BP also unwound all of the Company’s hedges with them. The notice provided for a payment of $749,240 to settle the Company’s outstanding obligations thereunder related to BP’s hedges; however, that entire amount was forgiven as part of the Debt Purchase.

Counterparty Credit Risk – Commodity derivative instruments expose the Company to counterparty credit risk. The Company did not have any commodity derivative instruments at September 30, 2019. Commodity derivative contracts are executed under ISDA Agreements which allow the Company, in the event of default, to elect early termination of all contracts. If the Company chooses to elect early termination, all asset and liability positions would be netted and settled at the time of election.

Derivatives for each commodity are netted on the Consolidated Balance Sheets. The following table presents the fair value and balance sheet location of each classification of commodity derivative contracts on a gross basis without regard to same-counterparty netting:

	Fair value as of
	September 30, 2019	December 31, 2018
Asset commodity derivatives:
Current assets	$-	$1,031,614
Noncurrent assets	-	98,530
Total asset commodity derivatives	-	1,130,144

Liability commodity derivatives:	-
Current liabilities	-	(280,456)
Noncurrent liabilities	-	(85,502)
Total liability commodity derivatives	-	(365,958)

Total commodity derivative instruments	$-	$764,186

Net losses from commodity derivatives on the Consolidated Statements of Operations are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Derivative settlements	$-	$(723,310)	$(1,076,497)	$(1,912,521)
Mark to market on commodity derivatives	-	(150,413)	(764,186)	(2,308,032)
Net gains (losses) from commodity derivatives	$-	$(873,723)	$(1,840,683)	$(4,220,553)

NOTE 8 – Preferred Stock

Each share of Series D Preferred Stock is convertible into a number of shares of common stock determined by dividing the original issue price, which was $11.0741176, by the conversion price, which is currently $98.7571635 as adjusted for the Reverse Stock Split. The conversion price is subject to adjustment for stock splits, stock dividends, reclassification, and certain issuances of common stock for less than the conversion price. As of September 30, 2019, the Series D Preferred Stock had a liquidation preference of approximately $23.8 million. The Series D Preferred Stock provides for cumulative dividends of 7.0% per annum, payable in-kind. In payment of the dividend, the Company issued 37,276 and 108,746 shares of Series D Preferred Stock during the three and nine months ended September 30, 2019, respectively. The Company does not have any dividends in arrears at September 30, 2019.

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

At September 30, 2019, 12,392 shares of the 166,334 shares of common stock originally authorized under the 2014 Plan remained available for future issuance.  However, upon adoption of the Company’s 2018 Long-Term Incentive Plan on June 7, 2018, none of these remaining shares will be issued.

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

The 2018 Plan provides that a maximum of 266,667 shares of the Company’s common stock may be issued in conjunction with awards granted under the 2018 Plan. Shares of common stock cancelled, settled in cash, forfeited, withheld, or tendered by a participant to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. At September 30, 2019, all of the 266,667 shares of common stock authorized under the 2018 Plan remain available for future issuance.

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

Equity Based Awards – During the three months ended September 30, 2019, the Company did not grant any RSAs under the 2014 Plan or the 2018 Plan. As of September 30, 2019, there were no stock options outstanding and exercisable.

At September 30, 2019, there were a total of 319 unvested RSAs, with a weighted average grant-date fair value of $38.40 per share.

Liability Based Awards – During the three months ended September 30, 2019, the Company did not grant any liability-based awards under the 2014 Plan or the 2018 Plan. As of September 30, 2019, there were 3,090 unvested cash-settled SARs with a weighted average fair value of $0.60 per share.

Share Buy-back – During the three months ended September 30, 2019, the Company did not purchase any common shares from employees. During the nine months ended September 30, 2019, the Company purchased 1,148 common shares from employees at a cost of $1,945 in satisfaction of employee tax obligations upon the vesting of RSAs.

Total share-based compensation expenses recognized for the three months ended September 30, 2019 and 2018 were$3,087 and $143,214, respectively. Total share-based compensation expenses recognized for the nine months ended September 30, 2019 and 2018 were ($145,066) and $360,524, respectively. No share-based compensation was capitalized during 2019 or 2018.

NOTE 10 – Debt and Interest Expense

Long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018

Senior credit facility	$1,400,000	$34,000,000
Commodity debt payable	335,272	-
Installment loan due 6/23/19 originating from the financing of
insurance premiums at 6.14% interest rate	-	742,953
Total debt	1,735,272	34,742,953
Less: current maturities	(335,272)	(34,742,953)
Total long-term debt	$1,400,000	$-

Senior Credit Facility

As of September 30, 2019, the credit facility had an outstanding principal balance of $1.4 million with no additional availability for borrowing.

On October 26, 2016, the Borrowers entered into the Original Credit Agreement with the Original Lender. The Company’s obligations under the Credit Agreement are guaranteed by its subsidiaries and are secured by liens on substantially all of the Company’s assets, including a mortgage lien on substantially all of the Company’s oil and natural gas properties.

The amounts borrowed under the Original Credit Agreement had annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.00% to 4.00% or (b) the prime lending rate of SocGen plus 2.00% to 3.00%, depending on the amount borrowed under the credit facility and whether the loan is drawn in U.S. dollars or Euro dollars. The interest rate for the credit facility at December 31, 2018 was 6.53% for LIBOR-based debt and 8.50% for prime-based debt. The Loan Modification Agreement increased the interest rate of the Original Credit Agreement to 10% payable quarterly until December 31, 2019 and then payable monthly thereafter. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on September 30, 2022. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets.

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

The Company did not incur any commitment fees in connection with the Credit Agreement during the three months ended September 30, 2019 and 2018, respectively, and incurred $-0- and $19,170 in commitment fees during the nine months ended September 30, 2019 and 2018, respectively.

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

The amount of forgiveness from the reduction in principal balance, accrued interest, and hedge loss liability, as a result of the Loan Modification Agreement, has been recorded to additional paid-in capital. See Note 2 - Liquidity and Going Concern.

See Note 8 – Preferred Stock, which describes the issuance of dividends in-kind, and Note 9 – Stock-Based Compensation, which describes outstanding stock options, RSAs and SARs granted under the 2014 Plan and the provisions of the 2018 Plan adopted on June 7, 2018.

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

A reconciliation of loss per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss) attributable to common stockholders	$(2,395,688)	$(5,881,842)	$(22,402,949)	$(13,823,584)

Weighted average common shares outstanding
Basic	1,551,988	1,539,757	1,553,402	1,533,221
Add potentially dilutive securities:
Unvested restricted stock awards	-	-	-	-
Stock appreciation rights	-	-	-	-
Stock options	-	-	-	-
Series D preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	1,551,988	1,539,757	1,553,402	1,533,221

Net income (loss) per common share:
Basic	$(1.54)	$(3.82)	$(14.42)	$(9.02)
Diluted	$(1.54)	$(3.82)	$(14.42)	$(9.02)

For the three and nine months ended September 30, 2019, the Company excluded 319 shares of unvested restricted stock awards and 2,149,986 shares of Series D Preferred Stock in calculating diluted earnings per share, as the effect was anti-dilutive. For the three and nine months ended September 30, 2018, the Company excluded 9,821 shares of unvested restricted stock awards, 113,852 stock appreciation rights, 59,911 stock options, and 2,005,849 shares of Series D Preferred Stock in calculating diluted earnings per share, as the effect was anti-dilutive.

NOTE 13 – Income Taxes

The Company’s effective tax rate was 0.00% for the three and nine months ended September 30, 2019 and 2018. Differences between the U.S. federal statutory rate of 21% in 2019 and 2018 and the Company’s effective tax rates are due to the tax effects of valuation allowances recorded against the deferred tax assets.

As of September 30, 2019, the Company had federal net operating loss carryforwards of approximately $170.3 million, of which $160.2 million expire between 2026 and 2037. Of this amount, approximately $59.5 million is subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could result in some amounts expiring prior to being utilized. The remaining $10.1 million of federal net operating loss may be carried forward indefinitely. The Company has $87.6 million of state net operating losses which expire between 2019 and 2038.

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

NOTE 14 – Divestitures and Oil and Gas Asset Sales

In April 2019, the Company closed on the sale of its Kern County, California properties for approximately $1.7 million in net proceeds. As additional consideration for the sale of the assets, if the WTI index for oil equals or exceeds $65 in the six months following closing and maintains that average for twelve consecutive months, then the buyer shall pay to the Company an additional $250,000. Under the full cost method of accounting, no gain or loss was recognized on the sale. The net proceeds were used for the repayment of borrowings under the credit facility and working capital.

NOTE 15 – Commitments and Contingencies

Joint Development Agreement

On March 27, 2017, the Company entered into a Joint Development Agreement (“JDA”) with two privately held companies, both unaffiliated entities, covering an area of approximately 52 square miles (33,280 acres) in the Permian Basin of Yoakum County, Texas. In connection with the JDA, the Company now holds a 62.5% working interest in approximately 4,626 acres (3,192 net acres) as of September 30, 2019. As the operator of the property covered by the JDA, the Company is committed as of September 30, 2019 to spend an additional $241,104 by March 2020.

Throughput Commitment Agreement

On August 1, 2014, Crimson Energy Partners IV, LLC, as operator of the Company’s Chalktown properties, in which the Company has a working interest, entered into a throughput commitment (the “Commitment”) with ETC Texas Pipeline, Ltd. effective April 1, 2015 for a five-year throughput commitment. In connection with the Commitment, the operator and the Company failed to reach the volume commitments in year two, and the Company anticipates that a shortfall will exist through the expiration of the five-year term, which expires in March 2020. Accordingly, the Company is accruing the expected volume commitment shortfall amounts of approximately $29,000 per month to lease operating expense (“LOE”) based on production, which represents the maximum amounts that could be owed based upon the Commitment. As of September 30, 2019, $143,470 has been recorded in accrued expense for the volume commitment shortfall.

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

The total lease expense for the three and nine months ended September 30, 2019, which is included in general and administrative expense and lease operating expense, was $210,904 and $665,799, respectively.

Supplemental cash flow information related to the Company’s operating leases is included in the table below:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$665,799

Supplemental balance sheet information related to operating leases is included in the table below:
September 30, 2019
Right-of-use lease assets	$3,571,232
Accrued liabilities - current	(702,675)
Operating lease liabilities - long-term	$2,868,557

The weighted average remaining lease term for the Company’s operating leases is 6.6 years as of September 30, 2019, with a weighted average discount rate of 10.5%.

Lease liabilities with enforceable contract terms that are greater than one-year mature as follows:

Operating
Right-of-use
Leases
Remainder of 2019	$188,768
2020	729,047
2021	699,517
2022	703,314
2023	655,561
Thereafter	2,344,569
Total lease payments	5,320,776
Less imputed interest	(1,749,544)
Total lease liability	$3,571,232

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

On May 12, 2016, Cardno filed a lawsuit in Louisiana state court to enforce the liens; the Court entered an Order Staying Proceeding on June 13, 2016, ordering that the lawsuit “be stayed pending mediation/arbitration between the parties.” On June 17, 2016, the Company served a Notice of Arbitration on Cardno, stating claims for breach of the MSA billing and warranty provisions. On July 15, 2016, Cardno served a Counterclaim for $304,209 plus attorneys’ fees. The parties selected an arbitrator, and the arbitration hearing was held on March 29, April 12 and April 13, 2018. The parties submitted closing statements on April 30, 2018, and the arbitrator issued a Final Arbitration Award (the “Award”) on April 4, 2019.

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

The Parish of St. Bernard v. Atlantic Richfield Co., et al

On October 13, 2016, two subsidiaries of the Company, Yuma Exploration and Production Company, Inc. (“Exploration”) and Yuma Petroleum Company (“YPC”), were named as defendants, among several other defendants, in an action by the Parish of St. Bernard in the Thirty-Fourth Judicial District of Louisiana. The petition alleges violations of the State and Local Coastal Resources Management Act of 1978, as amended, in the St. Bernard Parish.  The Company has notified its insurance carrier of the lawsuit.  Management intends to defend the plaintiffs’ claims vigorously.  The case was removed to federal district court for the Eastern District of Louisiana. A motion to remand was filed and the Court officially remanded the case on July 6, 2017. Exceptions for Exploration, YPC and the other defendants were filed; however, the hearing for such exceptions was continued from the original date of October 6, 2017 to November 22, 2017. The November 22, 2017 hearing was continued without date because the parties agreed the case will be de-cumulated into subcases, but the details of this are yet to be determined. The case was removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in this case. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the case. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. That did not occur and this case remained stayed. In the interim, an Order was issued in another of the coastal cases pending in the Eastern District of Louisiana lifting the stay and setting a schedule for briefing for plaintiffs’ motion to remand (Parish of Plaquemines v. Riverwood Production Company, et al., No. 2:18-cv-05217, Eastern District of Louisiana). Judge Martin L. C. Feldman is assigned to the Riverwood case and he will be the first Judge in the Eastern District to decide on the remand, and presumably the Judges assigned to other cases, including this one, will follow his decision as relevant and appropriate. Oral argument on the motion to remand in the Riverwood case has been repeatedly continued, and was finally held on April 10, 2019. Judge Feldman ruled on May 28, 2019, remanding the case. His opinion is 64 pages long and towards the end of the opinion, he notes Defendants have the right to appeal the federal officer issues. Defendants filed a motion to stay the remand pending the appeal and Judge Feldman granted the stay. The Company learned that one of the other Judges in the Eastern District issued an Order administratively closing his cases, and then Judge Barbier issued an Order on June 14, 2019 administratively closing this case pending further Order of the Court. On June 19, 2019, Plaintiffs filed a motion to reopen this case, for lifting of the stay and requesting that the Court set a briefing schedule and a submission date for the motion. Defendants filed an opposition. Judge Barbier summarily denied Plaintiffs’ motion. The Riverwood case is now with the United States Fifth Circuit Court of Appeals, and Defendants/Appellants’ brief was filed on August 28, 2019. Plaintiffs’/Appellees’ brief was due on October 15, 2019. In the interim Plaintiffs/Appellees are fighting the lower court’s stay in the appellate court. It is impossible to predict at this time whether this second removal will keep the case in federal court. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

Cameron Parish vs. BEPCO LP, et al & Cameron Parish vs. Alpine Exploration Companies, Inc., et al

The Parish of Cameron, Louisiana, filed a series of lawsuits against approximately 190 oil and gas companies alleging that the defendants, including Davis Petroleum Acquisition Corp. (“Davis”), have failed to clear, revegetate, detoxify, and restore the mineral and production sites and other areas affected by their operations and activities within certain coastal zone areas to their original condition as required by Louisiana law, and that such defendants are liable to Cameron Parish for damages under certain Louisiana coastal zone laws for such failures; however, the amount of such damages has not been specified. Two of these lawsuits, originally filed February 4, 2016 in the 38th Judicial District Court for the Parish of Cameron, State of Louisiana, name Davis as defendant, along with more than 30 other oil and gas companies. Both cases have been removed to federal district court for the Western District of Louisiana. The Company denies these claims and intends to vigorously defend them. Davis has become a party to the Joint Defense and Cost Sharing Agreements for these cases. Motions to remand were filed and the Magistrate Judge recommended that the cases be remanded. The Company was advised that the new District Judge assigned to these cases is Judge Terry A. Doughty, and on May 9, 2018, Judge Doughty agreed with the Magistrate Judge’s recommendation and the cases were remanded to the 38th Judicial District Court, Cameron Parish, Louisiana. The cases were removed again on other grounds on May 23, 2018. On May 25, 2018, a Motion was filed on behalf of certain defendants with the United States Judicial Panel for Multi District Litigation (“JPMDL”) for consolidated proceedings for all 41 pending cases filed in Louisiana with claims that are substantially the same as those in these cases. A 42nd case has been added as a “tag-along”. In the interim, plaintiffs timely filed their Motion to Remand in the cases. Hearing on the Motion before the JPMDL was held on July 26, 2018 in Santa Fe, New Mexico, and the JPMDL denied centralization by Order dated July 31, 2018. The Order indicates Plaintiffs may be willing to consolidate all cases pending in the Western District with those in the Eastern District, although Defendants may not be amenable to same. That did not occur. On October 1, 2018, all of the coastal cases pending in the Western District of Louisiana, including these cases, were re-assigned to the newly appointed District Judge, Judge Robert R. Summerhays. On August 29, 2018, Magistrate Judge Kay signed an Order providing for staged briefing on the plaintiffs’ motion(s) to remand in all the coastal cases pending in the Western District, with the lowest numbered case (Parish of Cameron v. Auster, No. 18-677, Western District of Louisiana) to proceed first. In response to Defendants’ request for oral argument in the Auster case, Judge Kay issued an electronic Order on October 18, 2018, denying that request and further stating, “The issues have been thoroughly briefed and we do not find at this time that oral argument would be helpful.” As noted above, Magistrate Judge Kay previously recommended remand of these cases, which recommendation was adopted by the District Judge then assigned to the cases. Magistrate Judge Kay issued her Report and Recommendations recommending remand based on the timeliness of the second removal. Objections and replies were filed to the same and the District Judge now assigned to the cases granted and held oral argument on the objections to Magistrate Judge Kay’s Report and Recommendations on January 16, 2019. The District Judge has not yet ruled. In the interim, this Court was apprised by Plaintiffs of Judge Feldman’s Opinion remanding the Riverwood case, and by the relevant Defendants of Judge Feldman’s grant of a stay pending the appeal. It is impossible to predict at this time whether this second removal will keep the cases in federal court. Insurance is providing defense to Davis in these lawsuits under a full reservation of rights. At this point in the legal process, no evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made; therefore no liability has been recorded on the Company’s consolidated financial statements.

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

Louisiana Severance Tax Audit

The State of Louisiana, Department of Revenue, notified Exploration that it was auditing Exploration’s calculation of its severance tax relating to Exploration’s production from November 2012 through March 2016. The audit relates to the Department of Revenue’s recent interpretation of long-standing oil purchase contracts to include a disallowable “transportation deduction,” and thus to assert that the severance tax paid on crude oil sold during the contract term was not properly calculated.  The Department of Revenue sent a proposed assessment in which they sought to impose $476,954 in additional state severance tax plus associated penalties and interest.   Exploration engaged legal counsel to protest the proposed assessment and request a hearing.  Exploration then entered a Joint Defense Group of operators challenging similar audit results.  Since the Joint Defense Group is challenging the same legal theory, the Board of Tax Appeals proposed to hear a motion brought by one of the taxpayers (Avanti) that would address the rule for all through a test case.  Exploration’s case has been stayed pending adjudication of the test case. The hearing for the Avanti test case was held on November 7, 2017, and on December 6, 2017, the Board of Tax Appeals rendered judgment in favor of the taxpayer in the first of these cases. The Department of Revenue filed an appeal to this decision on January 5, 2018. The Board of Tax Appeals case record has been lodged at the Louisiana Third Circuit Court of Appeal in the Avanti test case. Oral argument was held at the Third Circuit on February 26, 2019. On April 17, 2019, the Louisiana Third Circuit Court of Appeal rendered a unanimous decision in the Avanti case affirming the Board of Tax Appeals decision for the taxpayer. The Louisiana Department of Revenue did not appeal the Avanti case, which is now a final decision. The Department of Revenue has dropped its opposition to the normal standard methodology crude oil producers were using in reporting their Louisiana severance taxes. This assessment for Exploration on the crude oil pricing issue (i.e., the transportation deduction issue) has been resolved. Yuma is currently awaiting an updated assessment from the Department of Revenue.

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

John Hoffman v. Yuma Exploration & Production Company, Inc., et al

This lawsuit, filed on June 15, 2018 in Livingston Parish, Louisiana, against the Company, Precision Drilling and Dynamic Offshore relates to a slip and fall injury to Mr. Hoffman that occurred on August 28, 2017. Mr. Hoffman was apparently an employee of a subcontractor of a contractor performing services for the Company. Precision has made demand for defense and indemnity against the Company based on a contract entered into between the parties. The defense and indemnity demand is being contested, primarily on the grounds that the defense and indemnity obligation is barred by the Louisiana Anti-Indemnity Act. The Company believes that its contractor is responsible for injuries to employees of the contractor or subcontractor and that their insurance coverage, or insurance coverage maintained by the Company, should cover damages awarded to Mr. Hoffman. The Company has notified its insurance carrier of the lawsuit and has made a demand for indemnification to Dynamic Offshore. Counsel believes that the claim will be successfully defended, but even if the defense and indemnity claim is legally enforceable, there is sufficient insurance in place to cover the exposure. Accordingly, the defense and indemnity claim does not represent any direct material exposure to the Company.

Hall-Degravelles, L.L.C. v. Cockrell Oil Corporation, et al
Avalon Plantation, Inc., et al v. Devon Energy Production Company, L.P., et al
Avalon Plantation, Inc., et al v. American Midstream, et al

The Company, as a successor in interest from another company years ago, along with 41 other companies in the chain of title, was named as a defendant in these lawsuits brought in St. Mary Parish, Louisiana. The substance of each of the petitions is virtually identical. In each case, the plaintiff(s) are seeking to recover damages to their property resulting from “oil and gas exploration and production activities.” The cited grounds for these actions include La. R.S. 30:29 (providing for restoration of property affected by oilfield contamination) and C.C. art. 2688 (notification by the lessee to the lessor when leased property is damaged). The plaintiffs have attempted to have these three cases consolidated. A hearing on motion to consolidate was held on January 15, 2019. At that time, Judge Sigur stated from the bench that he did not have sufficient information to order consolidation. A judgment to that effect has been signed by the judge. These cases are in the very early stages. At this point, not all of the named defendants have filed responsive pleadings. All of the defendants who have responded at this point have, inter alia, filed exceptions of vagueness due to the lack of specificity in the petitions which makes it impossible to determine what action(s) any individual defendant may have performed which would result in liability to the plaintiffs. None of these exceptions are currently set for hearing. The plaintiffs recently filed amended petitions which do not change the substance of their claims. The plaintiffs requested that service of these amended petitions be withheld. The Company sold the leases that appear to be involved in this litigation to Hilcorp Energy I, L.P. (“Hilcorp”), with an effective date of September 1, 2016. The conveyance includes an indemnity provision which appears to transfer liability for this type of damage to Hilcorp, and the Company has made a demand on Hilcorp for indemnity. The Company has notified its insurance carrier of the claim but believes that the suit is without merit. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage, therefore no liability has been recorded on the Company’s consolidated financial statements.

Vintage Assets, Inc. v. Tennessee Gas Pipeline, L.L.C., et al

On September 10, 2018, the Company received a Demand for Defense and Indemnity from High Point Gas Gathering, L.P. (HPGG) pursuant to the 2010 Purchase and Sale Agreement between Texas Southeastern Gas Gathering Company, et al and HPGG, et al. The demand related to a judgment and permanent injunction entered against HPGG and three other defendants on May 4, 2018 in the above referenced matter in the U.S. District Court in the Eastern District of Louisiana. The Company received a letter dated October 30, 2018 from HPGG informing it that the May 4, 2018 judgment had been vacated. The Company has notified its insurance carrier of this matter. No evaluation of the likelihood of an unfavorable outcome or associated economic loss can be made at this early stage, therefore, no liability has been recorded on Company’s consolidated financial statements.

Texas General Land Office (“GLO”)

On February 21, 2019, the GLO notified the Company that it would be conducting an audit of oil and gas production and royalty revenue for the period of September 2012 to August 2017 related to three of the Company’s leases located in Chambers County, Texas and four of the Company’s leases located in Jefferson County, Texas. The Company is currently working with the GLO to provide the requested information. The exposure related to the audit is not currently determinable and therefore, no liability has been recorded on the Company’s consolidated financial statements.
Sam Banks v. Yuma Energy, Inc.

By letter dated March 27, 2019, the Company’s Board of Directors notified Sam L. Banks that it was terminating him as Chief Executive Officer of the Company pursuant to the terms of his amended and restated employment agreement dated April 20, 2017 (the “Employment Agreement”). On April 22, 2019, Mr. Banks submitted his resignation from the board of directors of the Company. On March 28, 2019, Mr. Banks, through his legal counsel, filed a petition (the “Petition”) in the 189th Judicial District Court of Harris County, Texas, naming the Company as defendant. The Petition alleges a breach of the Employment Agreement and seeks severance benefits in the amount of approximately $2.15 million. The Company denies his allegations. On September 25, 2019, the Company entered into a confidential settlement agreement with Mr. Banks and the lawsuit has been dismissed with prejudice.

Allison Renee Romero and M.A. Domatti Management Trust v. Yuma Energy, Inc. and Davis Petroleum Corp.

This lawsuit, filed on May 21, 2019 in Cameron Parish, Louisiana against Yuma and Davis Petroleum Corp. (“DPC”), alleges that Yuma and DPC contaminated and otherwise damaged two 80-acre parcels owned by the plaintiffs as the result of Yuma’s and DPC’s activities related to an oil and gas intrastate field flowline located on the parcels. The suit alleges that Yuma’s and DPC’s operation of the flowline, and its ruptures, caused extensive soil and groundwater contamination of the two parcels. The suit asks for the costs of restoration, damages for diminution of the properties’ value and punitive damages, among other things. The Company is currently receiving coverage related to this matter from its insurance carrier, and therefore does not anticipate any material future liability with regard to this matter. The Company believes, and has so informed the insurance company’s counsel handling the case, that it has already remediated the contamination complained of, in accordance with the State of Louisiana regulations. Discovery is currently proceeding in this matter. Because the matter is in a very preliminary stage, the Company cannot evaluate the likelihood of an unfavorable outcome or whether any liability would be covered by its insurance policy; as a result, no liability has been recorded on the Company’s consolidated financial statements.

Alliance Offshore, LLC Liens on Certain Wells

On October 18, 2019, the Company received notice that liens had been filed against certain of its wells in Cameron Parish and St. Bernard Parish, Louisiana by Alliance Offshore, LLC (“Alliance”). The Company is currently investigating the validity of these claims and will make every effort to have the liens released in a timely manner. Certain amounts currently owed to Alliance are recorded as liabilities in the Company’s consolidated financial statements.

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

Debt Purchase

On October 26, 2016, Yuma and three of its subsidiaries, as the co-borrowers (collectively, the “Borrowers”), entered into a credit agreement providing for a $75.0 million three-year senior secured revolving credit facility ((as amended on May 19, 2017, May 8, 2018, and July 31, 2018, the “Original Credit Agreement”) with Société Générale (“SocGen”), as administrative agent, SG Americas Securities, LLC, as lead arranger and bookrunner, and the lenders signatory thereto (collectively with SocGen, the “Original Lender”).

On September 10, 2019, YE Investment LLC (“YEI”), an affiliate of Red Mountain Capital Partners, LLC (“Red Mountain”), purchased (the “Debt Purchase”) all of the outstanding indebtedness and related liabilities under the Original Credit Agreement totaling approximately $35 million from the Original Lender. The Debt Purchase included a principal balance of the credit facility of $32.8 million, plus accrued interest of $1.3 million, and the release or purchase of losses associated with the Company’s prior hedging arrangements totaling approximately $1.1 million.

Forbearance Agreement

On September 16, 2019, the Borrowers and YEI entered into a forbearance agreement (the “Forbearance Agreement”) with respect to the Original Credit Agreement. Under the Forbearance Agreement, YEI agreed that until October 26, 2019 or the earlier termination of the Forbearance Agreement, to forbear from exercising its rights and remedies under or in connection with the Original Credit Agreement against the Borrowers arising from certain existing defaults under the Original Credit Agreement.

Restructuring Agreement and Modification of Senior Credit Facility

On September 30, 2019, Yuma and certain of its subsidiaries entered into a Restructuring and Exchange Agreement (the “Restructuring Agreement”) with Red Mountain, RMCP PIV DPC, LP, an affiliate of Red Mountain (“DPC PIV”), RMCP PIV DPC II, LP, an affiliate of Red Mountain (“DPC PIV II” and together with Red Mountain and DPC PIV, the “Investors”), and YEI, which provides for (i) the modification (the “Loan Modification”) of the Original Credit Agreement; (ii) the exchange (the “Note Exchange”) of the promissory note evidencing the loans under the Original Credit Agreement for a convertible note (the “Convertible Note”) with a principal amount of $1.4 million, an interest rate of 5% per annum, payable monthly beginning in January 2020, a maturity date of December 31, 2022, and that is convertible in shares of common stock at a conversion price of $0.1288668927422 per share, and the related elimination of a $360,588 outstanding hedge obligation by YEI; and (iii) the amendment and restatement of the Certificate of Designation of the Series D Convertible Preferred Stock (the “Certificate of Designation”) to provide for a reduction of the conversion price of the Series D convertible preferred stock, $0.001 par value per share of the Company (the “Series D Preferred Stock”), from $98.7571635 to $1.44372 per share, and certain other modifications (the “COD Amendment” and collectively with the Note Exchange, the “Transactions”). The $33.9 million forgiveness of debt with the related party was reflected as additional paid-in capital in the accompanying financial statements as a result of equity holdings of the Investors and YEI which exceeded 10% of the outstanding equity.

Consummation of the Transactions is subject to several closing conditions, including (i) approval of the COD Amendment by a majority of the outstanding voting securities of Yuma; (ii) approval of the issuance of the shares of common stock issuable upon conversion of the Convertible Note (the “Resulting Shares”) by a majority of the voting securities of Yuma represented in person or by proxy provided that a quorum is present; (iii) approval of the issuance of the shares of common stock issuable upon conversion of the shares of Series D Preferred Stock (the “COD Shares”) by a majority of the voting securities of Yuma represented in person or by proxy provided that a quorum is present; (iv) the absence of any injunction or other legal restraint preventing or making illegal the Transactions; (v) the accuracy of the representations and warranties and compliance with their respective covenants of each of Yuma, the Investors and YEI; (vi) the absence of a material adverse effect on Yuma; (vii) the execution and delivery of a customary registration rights agreement; and (viii) the execution and delivery of a customary board rights agreement. Following the consummation of the Transaction, there will effectively be a change in control wherein the Investors and YEI will own approximately 91% of the Company's outstanding shares on a fully diluted basis.

Also, in connection with the Restructuring Agreement, Yuma and YEI agreed to negotiate in good faith an amended and restated credit agreement (the “A&R Credit Agreement”) providing for an uncommitted delayed draw term loan with (i) a principal amount of up to $2.0 million, (ii) an interest rate of 10%, payable monthly, (iii) a maturity date of September 30, 2022, and (iv) a prepayment penalty of 10% of the principal amount repaid.

On September 30, 2019, as part of the Restructuring Agreement, the Borrowers and YEI entered into a loan modification agreement (the “Loan Modification Agreement”) which amended the Original Credit Agreement (as amended and modified by the Loan Modification Agreement, the “Credit Agreement”), to among other things, modify the loans outstanding under the Original Credit Agreement by (i) reducing the outstanding principal balance from approximately $32.8 million, plus accrued and unpaid interest and expenses, to $1.4 million with the forgiveness of approximately $31.4 million plus the accrued and unpaid interest and expenses, (ii) increasing the interest rate to 10% per annum payable quarterly until December 31, 2019 and monthly beginning in January 2020, (iii) extending the maturity date to September 30, 2022, (iv) added an event of default if the Transactions, among other events, do not occur on or before September 30, 2020, and (v) removed the requirement that the Borrowers comply with the financial covenants contained in Section 6.1 of the Original Credit Agreement. The amount of forgiveness from the reduction in principal balance, accrued interest, and hedge loss liability has been recorded to additional paid-in capital.

As of September 30, 2019, the outstanding balance under the Credit Agreement was $1.4 million with no availability for additional borrowing. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets.

As required under the Original Credit Agreement, we previously entered into hedging arrangements with SocGen and BP Energy Company (“BP”) pursuant to International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”). On March 14, 2019, we received a notice of an event of default under our ISDA Agreement with SocGen (the “SocGen ISDA”). Due to the default under the SocGen ISDA, SocGen unwound all of our hedges with them. The notice provided for a payment of $335,272 to settle our outstanding obligations thereunder related to SocGen’s hedges, which amount was acquired by YEI in the Debt Purchase. On March 19, 2019, we received a notice of an event of default under our ISDA Agreement with BP (the “BP ISDA”). Due to the default under the BP ISDA, BP also unwound all of our hedges with them. The notice provided for a payment of $749,240 to settle our outstanding obligations thereunder related to BP’s hedges; however, that entire amount was forgiven as part of the Debt Purchase.

Reverse Stock Split

On July 3, 2019, we effected a reverse stock split where one share of common stock, $0.001 par value per share, was issued for fifteen shares of common stock, $0.001 par value per share. The reverse stock split resulted in 1,551,989 shares of common stock, $0.001 par value per share, issued and outstanding.

Going Concern

The factors and uncertainties described below, as well as other factors which include, but are not limited to, declines in our production, reduction of personnel, our failure to establish commercial production on our Permian properties, and our substantial working capital deficit of approximately $6.7 million, raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements. The Consolidated Financial Statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

Preferred Stock

As of September 30, 2019, we had 2,149,986 shares of our Series D preferred stock outstanding with an aggregate liquidation preference of approximately $23.8 million and a conversion price of $98.7571635 per share. If all of our outstanding shares of Series D preferred stock were converted into common stock, we would need to issue approximately 241,089 shares of common stock. The Series D preferred stock is paid dividends in the form of additional shares of Series D preferred stock at a rate of 7% per annum (cumulative).

Results of Operations

Production

The following table presents the net quantities of oil, natural gas and natural gas liquids produced and sold by us for the three and nine months ended September 30, 2019 and 2018, and the average sales price per unit sold.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Production volumes:
Crude oil and condensate (Bbls)	20,569	42,642	72,911	137,121
Natural gas (Mcf)	103,358	500,969	661,057	1,672,650
Natural gas liquids (Bbls)	6,791	22,894	38,670	77,111
Total (Boe) (1)	44,586	149,031	221,757	493,007
Average prices realized:
Crude oil and condensate (per Bbl)	$59.48	$72.48	$61.78	$68.26
Natural gas (per Mcf)	$1.97	$2.92	$2.69	$3.01
Natural gas liquids (per Bbl)	$12.08	$38.12	$22.59	$32.47

(1)
Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).

Revenues

The following table presents our revenues for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales of natural gas and crude oil:
Crude oil and condensate	$1,223,499	$3,090,585	$4,504,194	$9,360,102
Natural gas	203,251	1,463,581	1,779,154	5,030,751
Natural gas liquids	82,038	872,689	873,533	2,504,115
Total revenues	$1,508,788	$5,426,855	$7,156,881	$16,894,968

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

Crude oil volumes sold were 51.8%, or 22,073 Bbls, lower for the three months ended September 30, 2019, compared to crude oil volumes sold during the three months ended September 30, 2018, due primarily to decreases from the Livingston Field (1,600 Bbls) due to a malfunctioning ESP pump which was replaced with a jet pump in June 2019, the La Posada Field (1,800 Bbls) due to the shut in of Thibodeaux #1 and salt water disposal issues that were corrected in July 2019, the Lac Blanc Field (3,500 Bbls) due to a hole in production tubing in LP well #2 and a reduced rate from the LP #1, the Cameron Canal Field (2,000 Bbls) due to sanding up and the subsequent shut in of EE Broussard, and the Main Pass 4 Field (1,000 Bbls) due to the shut in of SL 18194 #1 to repair a hole in the casing. Realized crude oil prices experienced a 17.9% increase for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Crude oil volumes sold were 46.8%, or 64,210 Bbls, lower for the nine months ended September 30, 2019, compared to crude oil volumes sold during the nine months ended September 30, 2018, due primarily to decreases from the Livingston Field (6,700 Bbls) due to a malfunctioning ESP pump which was replaced with a jet pump in June 2019, the La Posada Field (1,800 Bbls) due to the shut in of Thibodeaux #1 and salt water disposal issues that were corrected in July 2019, the Lac Blanc Field (8,600 Bbls) due to a hole in production tubing in LP well #2, the Cameron Canal Field (6,000 Bbls) due to sanding up and the subsequent shut in of EE Broussard, and the Main Pass 4 Field (3,300 Bbls) due to the shut in of SL 18194 #1 to repair a hole in the casing. Realized crude oil prices experienced a 9.5% decrease for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

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

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, we experienced a 79.4%, or 397,611 Mcf, decrease in natural gas volumes sold, and a decrease in natural gas liquids sold of 70.3%, or 16,103 Bbls. The decreases were due primarily to decreases from the La Posada Field (58,000 Mcf), the Lac Blanc Field (224,000 Mcf), and the Cameron Canal Field (59,000 Mcf) due to the reasons listed above. During the same period, realized natural gas prices decreased by 32.5%, and realized natural gas liquids prices decreased by 68.3%.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, we experienced a 60.5%, or 1,011,593 Mcf, decrease in natural gas volumes sold, and a decrease in natural gas liquids sold of 49.9%, or 38,441 Bbls. The decreases were due primarily to decreases from the La Posada Field (416,000 Mcf), the Lac Blanc Field (367,000 Mcf), and the Cameron Canal Field (163,000 Mcf) due to the reasons listed above. During the same period, realized natural gas prices decreased by 10.6%, and realized natural gas liquids prices decreased by 30.4%.

Expenses

Lease Operating Expenses

Our lease operating expenses (“LOE”) and LOE per Boe for the three and nine months ended September 30, 2019 and 2018, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease operating expenses	$854,224	$1,609,659	$3,947,263	$5,165,788
Severance, ad valorem taxes and
marketing	418,101	855,361	1,619,576	2,720,825
Total LOE	$1,272,325	$2,465,020	$5,566,839	$7,886,613

LOE per Boe	$28.48	$16.54	$25.10	$16.00
LOE per Boe without severance,
ad valorem taxes and marketing	$19.12	$10.80	$17.80	$10.48

LOE includes all costs incurred to operate wells and related facilities, both operated and non-operated. In addition to direct operating costs such as labor, repairs and maintenance, equipment rentals, materials and supplies, fuel and chemicals, LOE also includes severance taxes, product marketing and transportation fees, insurance, ad valorem taxes and operating agreement allocable overhead.

The 48.4% decrease in total LOE for the three months ended September 30, 2019, compared to the three months ended September 30, 2018 was due to a $437,260 decrease in severance, ad valorem, and marketing, and a $755,435 decrease in lease operating expense. The decreases in marketing and operating costs were primarily due to lower natural gas and NGL sales. LOE per barrel of oil equivalent increased by 72.2% from the same period of the prior year generally due to the decrease in volumes noted above.

The 29.4% decrease in total LOE for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was due to a $1,101,249 decrease in severance, ad valorem, and marketing, and a $1,218,525 decrease in lease operating expense. The decreases in marketing and operating costs were primarily due to lower natural gas and NGL sales. LOE per barrel of oil equivalent increased by 56.9% from the same period of the prior year generally due to the decrease in volumes noted above.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses for the three and nine months ended September 30, 2019 and 2018, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative:
Stock-based compensation	$3,087	$143,214	$(145,066)	$503,738

Other	1,067,538	1,129,218	4,115,992	5,109,731
Capitalized	-	(89,552)	-	(733,199)
Net other	1,067,538	1,039,666	4,115,992	4,376,532

Net general and administrative expenses	$1,070,625	$1,182,880	$3,970,926	$4,880,270

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

For the three months ended September 30, 2019, net G&A expenses were 9.5%, or $112,255, lower than the amount for the same period in 2018. Variances include a decrease in salaries and stock-based compensation of $554,337 and $140,127, respectively, offset by an increase in consulting fees of $300,440 and an increase in legal fees of $208,170. The decrease in stock-based compensation was primarily a result of the reevaluation of liability-based Stock Appreciation Rights and the forfeiture of various stock awards since the prior period.

For the nine months ended September 30, 2019, net G&A expenses were 18.6%, or $909,344, lower than the amount for the same period in 2018. Variances include a decrease in directors’ fees of $127,500, a decrease in salaries and stock-based compensation of $1,095,256 and $648,804, respectively, a decrease in group insurance costs of $174,741, and a decrease in termination benefits of $169,825, offset by an increase in consulting fees of $927,629 and an increase in legal fees of $331,474. The decrease in stock-based compensation was primarily a result of the reevaluation of liability-based Stock Appreciation Rights and the forfeiture of various stock awards since the prior period.

Depreciation, Depletion and Amortization

Our depreciation, depletion and amortization (“DD&A”) for oil and gas properties (excluding DD&A related to other property, plant and equipment) for the three and nine months ended September 30, 2019 and 2018, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
DD&A	$743,028	$2,124,566	$3,279,825	$6,506,589

DD&A per Boe	$14.79	$14.26	$16.66	$13.20

DD&A decreased by 65.0% and 49.6%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily as a result of the decrease in the net quantities of crude oil and natural gas sold.

Impairment of Oil and Natural Gas Properties

We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, excluding gains or losses from derivatives. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Based on a thorough analysis of our assets, there was no impairment for the third quarter of fiscal year 2019. We recorded a full cost ceiling impairment charges of $11.8 million for the nine-month period ended September 30, 2019. During the three and nine-month periods ended September 30, 2018, we recorded a full cost ceiling impairment charge of $3.4 million. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Interest Expense

Our interest expense for the three and nine months ended September 30, 2019 and 2018, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$379,086	$637,772	$1,513,891	$1,805,472
Interest capitalized	-	-	-	(133,772)
Net	$379,086	$637,772	$1,513,891	$1,671,700

Bank debt	$1,400,000	$35,000,000	$1,400,000	$35,000,000

Interest expense (net of amounts capitalized) decreased $258,686 and $157,809, respectively, for the three and nine months ended September 30, 2019 over the same periods in 2018 as a result of the purchase of our credit facility and the forbearance of interest, lower amounts outstanding under our credit facility during the three and nine months ended September 30, 2019, and no capitalized interest in the three and nine months ended September 30, 2019, compared to the same period in 2018. For a more complete narrative of the purchase of our credit facility and the forbearance of interest expense, refer to Note 10 – Debt and Interest Expense in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

Income Tax Expense

The following summarizes our income tax expense (benefit) and effective tax rates for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated net income (loss)
before income taxes	$(1,982,889)	$(5,496,717)	$(21,198,683)	$(12,700,025)
Income tax expense (benefit)	$-	$-	$-	$-
Effective tax rate	0.00%	0.00%	0.00%	0.00%

Differences between the U.S. federal statutory rate of 21% in 2019 and 2018 and our effective tax rates are due to the tax effects of valuation allowances recorded against our deferred tax assets and state income taxes. Refer to Note 13 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report.

Liquidity and Capital Resources

The factors and uncertainties described below raise substantial doubt about our ability to continue as a going concern. Our primary and potential sources of liquidity include cash on hand, cash from operating activities, proceeds from the sales of assets, and potential proceeds from capital market transactions, including the sale of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices, as well as variations in our production and we are currently unhedged on our oil and gas production. We incurred net losses attributable to common shareholders for the years ended December 31, 2018 and 2017 and for the first three quarters of 2019. At September 30, 2019, our total current liabilities exceed our total current assets. Additionally, we have extremely limited liquidity and have suffered recurring losses from operations. In addition, we are subject to a number of factors that are beyond our control, including commodity prices, production declines and other factors that could affect our liquidity and ability to continue as a going concern.

We continue to experience mechanical issues on various well sites including the previously reported Lac Blanc #2, Lac Blanc #1 and Broussard #2.  These negative impacts on our rates of production directly reduce our operating cash flow.  Field level operating cash flows prior to these issues were approximately $750,000 per month and, assuming no repairs take place, are currently projected to be approximately $300,000.  Our prognosis to repair the Lac Blanc #2 is estimated to cost $3,200,000 net, that if successful, should provide significant production and return an estimated $400,000 per month to field level operating cash flows.  While we anticipate returning a number of these wells to production, there is no assurance we can fund the work based on our current severe liquidity constraints.  Actual results could differ from the estimates, and the differences could be significant, as we continue to evaluate repair alternatives.

As of September 30, 2019, we had $1.4 million outstanding under the Credit Agreement with no availability for additional borrowing.

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

We plan to take further steps to mitigate our limited liquidity, which may include, but are not limited to, selling additional assets; further reducing general and administrative expenses; seeking merger and acquisition related opportunities; and potentially raising proceeds from capital markets transactions, including the sale of debt or equity securities. There can be no assurance that the exploration of strategic alternatives will result in a transaction or otherwise improve our limited liquidity.

The factors and uncertainties described in Note 2 – Liquidity and Going Concern in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this report raise substantial doubt about our ability to continue as a going concern.

Cash Flows from Operating Activities

Net cash provided by operating activities was $501,674 for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $4,734,148 during the same period in 2018. This decrease was primarily caused by a decrease in revenue as a result of decreased production.

The primary sources of variability in our cash flows from operating activities is fluctuations in volumes and commodity prices as well as sales volume changes. Our cash flows from operating activities are also dependent on the costs related to continued operations.  The impairment of oil and gas properties also impacted the cash provided by operating activities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, cash provided by investing activities totaled $1,255,199, primarily from the proceeds from the sale of certain oil and gas facilities of $1,691,588, offset by the payment of net capital expenditures of $390,032.

Cash Flows from Financing Activities

We expect to finance future development activities through available working capital, cash flows from operating activities, sale of non-strategic assets, and the possible issuance of additional equity/debt securities. In addition, we may slow or accelerate the development of our properties to more closely match our projected cash flows.

During the nine months ended September 30, 2019, we had net cash used in financing activities of $1,939,381. Of that amount, $1,945 of treasury stock was repurchased in connection with the satisfaction of tax obligations upon the vesting of employees’ restricted stock awards, and $742,953 was used for payments on our insurance financing. In addition, we had repayments of long-term debt of $1,194,482 from the proceeds from the sale of our Kern County, California properties.

As of September 30, 2019, we had no remaining availability on our Credit Agreement. We had a cash balance of $1,451,984 at September 30, 2019.

Hedging Activities

Current Commodity Derivative Contracts

Historically, we have sought to reduce our sensitivity to oil and natural gas price volatility and secure favorable debt financing terms by entering into commodity derivative transactions which may include fixed price swaps, price collars, puts, calls and other derivatives. There are no commodity derivative instruments open as of September 30, 2019.

As required under the Credit Agreement, we previously entered into hedging arrangements with SocGen and BP pursuant to ISDA Agreements. On March 14, 2019, we received a notice of an event of default under our SocGen ISDA. Due to the default under the SocGen ISDA, SocGen unwound all of our hedges with them. The notice provides for a payment of $335,272 to settle our outstanding obligations thereunder related to SocGen’s hedges, which amount was acquired by YEI in the Debt Purchase and is included in the current maturities of debt at September 30, 2019. On March 19, 2019, we received a notice of an event of default under our BP ISDA. Due to the default under the ISDA Agreement, BP also unwound all of our hedges with them. The notice provides for a payment of $749,240 to settle our outstanding obligations thereunder related to BP’s hedges; however, that entire amount was forgiven as part of the Debt Purchase.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2019 our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

During the three month period ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Form 10-Q for the quarter ended September 30, 2019.

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

YUMA ENERGY, INC.

	By:	/s/ Anthony C. Schnur
	Name:	Anthony C. Schnur
Date: November 14, 2019	Title:	Interim Chief Executive Officer (Principal Executive Officer), Interim Chief Financial Officer (Principal Accounting Officer) and Chief Restructuring Officer